Form 10-Q
period 1993-12-31
EAGLE FINANCIAL CORP
filed 1994-06-21
CIK 792369

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549


                                        FORM  10-Q

    ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended            December 31, 1993
                                -----------------------------------------------
                                     OR
    (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                ---------------------   -----------------------

    Commission file number  0-15311
                        -------------------------------------------------------

                    EAGLE FINANCIAL CORP.
 -------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           DELAWARE                                          06-1194047
 -------------------------------------------------------------------------------
  (State or other jurisdiction of                          ( I.R.S. Employer
  incorporation or organization)                             identification No.)

         P.O. Box 1157,   Bristol,  Connecticut,  06010
 -------------------------------------------------------------------------------
            (Address of principal executive offices)
                            (Zip Code)

                         (203) 589-4600
 -------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

 -------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X            No
     -----             ------

  Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

           Common Stock (par value $0.01)                      3,085,017
           -----------------------------            --------------------------
                    (class)                         (Approximate No. of Shares
                                                     Outstanding at 1/31/94,
                                                     Excluding Treasury Stock)

                              EAGLE FINANCIAL CORP
                              --------------------

                                     INDEX


                                                                   Page No.

   PART I - FINANCIAL INFORMATION

            Consolidated Balance Sheets at December 31, 1993
            and September 30, 1993.................................       2

            Consolidated Statements of Income for the Three
            Months Ended December 31, 1993 and 1992................       3

            Consolidated Statements of Cash Flows for the Three
            Months Ended December 31, 1993 and 1992................     4-5

            Notes to Consolidated Financial Statements.............     6-9

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................   10-14



   PART II - OTHER INFORMATION                                           15



   SIGNATURES                                                            16

                                      EAGLE FINANCIAL CORP AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                 December 31,  September 30,
            ASSETS                                                                      1993          1993
            -------------------------------------                                  ----------    ----------
            Cash and amounts due from depository institutions..................       $14,022       $12,462
            Interest-bearing deposits..........................................        15,942         9,496
                                                                                     --------      --------
                      CASH AND CASH EQUIVALENTS................................        29,964        21,958

            Securities available for sale (market value $19,459 at
               December 31, 1993 and $15,601 at September 30, 1993)............        19,415        15,599
            Investment securities (market value $50,913 at December 31,
               1993 and $47,954 at September 30, 1993).........................        50,498        46,880
            Mortgage-backed securities (market value $22,760 at December 31,
               1993 and $26,748 at September 30, 1993).........................        22,143        25,953
            Loans receivable, net of allowance for loan losses of $5,075
               at December 31, 1993 and $5,005 at September 30, 1993...........       656,595       656,344
            Accrued interest receivable........................................         4,193         4,380
            Real estate acquired in settlement of loans
               and in-substance repossessed real estate, net...................         3,905         5,471
            Stock in Federal Home Loan Bank of Boston, at cost.................         5,949         5,949
            Premises and equipment, net........................................         6,025         6,029
            Prepaid expenses and other assets..................................         6,159         3,905
                                                                                     --------      --------
                      TOTAL ASSETS.............................................      $804,846      $792,468
                                                                                     ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            -------------------------------------
            LIABILITIES
            Deposits...........................................................      $712,687      $706,214
            Federal Home Loan Bank advances....................................        15,500        15,500
            Borrowed money.....................................................           752           752
            Advance payments by borrowers for taxes and insurance..............         7,005         3,577
            Accrued expenses and other liabilities.............................         7,050         6,018
                                                                                     --------      --------
                      TOTAL LIABILITIES........................................       742,994       732,061

            SHAREHOLDERS' EQUITY
            Serial preferred stock, $.01 par value 2,000,000 shares
               authorized and unissued.........................................            --            --
            Common stock, $.01 par value
               8,000,000 shares authorized; 3,125,883 and 3,097,547
               shares issued at December 31, 1993 and September 30, 1993,
               respectively, including 43,066 shares held in treasury..........            31            31
            Additional paid-in capital........................................         33,846        33,562
            Retained earnings..................................................        29,089        27,928
            Cost of common treasury stock......................................          (362)         (362)
            Employee Stock Ownership Plan stock................................          (752)         (752)
                                                                                     --------      --------
                      TOTAL SHAREHOLDERS' EQUITY...............................        61,852        60,407
                                                                                     --------      --------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............      $804,846      $792,468
                                                                                     ========      ========

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               EAGLE FINANCIAL CORP AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                      (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)

                                                                  Three Months Ended
                                                                     December 31,
                                                                   -------   -------
                                                                      1993      1992
                                                                   -------   ------
                  Interest Income:
                     Interest and fees on loans..................  $12,249   $12,145
                     Interest on mortgage-backed securities......      385       506
                     Interest on investment securities...........      691     1,154
                     Dividends on investment securities..........      425       375
                                                                    ------    ------
                        Total interest income....................   13,750    14,180

                  Interest Expense:
                     Interest on deposits........................    6,471     7,320
                     Interest on Federal Home Loan Bank advances.      234       109
                     Interest on borrowed money..................        1         7
                                                                    ------    ------
                        Total interest expense...................    6,706     7,436
                                                                    ------    ------
                        Net interest income......................    7,044     6,744
                                                                    ------    ------
                  Provision for loan losses......................      300       325
                                                                    ------    ------
                        Net interest income after provision for
                           loan losses...........................    6,744     6,419
                                                                    ------    ------
                  Other income:
                     Net gain on sale of investment securities...        0         0
                     Net gain on sale of loans...................      119         0
                     Customer service fee income.................      490       427
                     Other.......................................      182       172
                                                                    ------    ------
                        Total other income.......................      791       599
                                                                    ------    ------
                                                                     7,535     7,018
                  Other expenses:                                   ------    ------
                     Compensation, payroll taxes and benefits....    2,105     1,747
                     Office occupancy............................      458       425
                     Advertising.................................      138        67
                     Provision for losses on real estate
                      acquired in settlement of loans............      253        98
                     Operation of real estate acquired in
                      settlement of loans........................      283       188
                     Federal insurance premium...................      291       360
                     Data processing expenses....................      272       263
                     Other.......................................      713       838
                                                                    ------    ------
                        Total other expenses.....................    4,513     3,986
                                                                    ------    ------
                        Income before income taxes and cumulative
                         effect of accounting changes............    3,022     3,032
                  Income taxes...................................    1,246     1,442
                                                                    ------    ------
                        Income before cumulative effect of
                         accounting changes......................    1,776     1,590
                  Cumulative effect of accounting changes........       30         0
                                                                    ------    ------
                        Net Income...............................   $1,746    $1,590
                                                                    ======    ======
                  Net income per share before cumulative effect
                    of accounting change.........................    $0.55     $0.51
                  Cumulative effect of accounting change.........    $0.01     $0.00
                                                                    ------    ------
                  Net Income per share...........................    $0.54     $0.51
                                                                    ======    ======
                  Weighted average shares outstanding............3,207,742 3,096,235
                  Dividends per share............................    $0.19     $0.15

                  Note: All per share data and the number of outstanding common shares for all periods and dates prior to September 30, 1993 have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on August 16, 1993.

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN THOUSANDS, UNAUDITED)

                                                                                     Three Months Ended
                                                                                           December 31,
                                                                                     ------------------------
                                                                                         1993        1992
                                                                                       -------     -------

                  OPERATING ACTIVITIES:
                   Net Income.......................................................    $1,746      $1,590
                   Adjustments to reconcile net income to net
                      cash provided by operating activities:
                           Provision for loan losses................................       300         324
                           Provision for losses on real estate acquired
                              in settlement for loans...............................       253          98
                           Provision for depreciation and amortization..............       135         156
                           Accretion of discounts and fees on loans.................      (387)        (86)
                           Amortization of premiums (accretion of discounts)
                               on mortgage-backed securities........................        (6)          4
                           Amortization of premiums (accretion of discounts)
                               on investments.......................................        47          25
                           Amortization of core deposit intangibles.................       102          83
                           Realized mortgage-backed and investment
                           Realized mortgage loan losses (gains), net...............      (119)          0
                           Decrease (increase) in accrued interest receivable.......       187          72
                           Increase (decrease) in accrued interest payable..........      (858)       (869)
                           Loan origination fees....................................       361         561
                           Other, net...............................................      (206)      4,602
                                                                                        -------     -------
                           Net Cash Provided by Operating Activities................     1,555       6,560

                   INVESTING ACTIVITIES:
                   Proceeds from maturities of investment securities................       500       3,750
                   Proceeds from amortization of investment securities..............     5,812       6,108
                   Purchases of securities available for sale.......................    (3,800)          0
                   Purchases of investment securities...............................    (9,993)     (1,664)
                   Principal payments on mortgage-backed securities.................     3,816         827
                   Principal payments on loans receivable...........................    41,873      27,202
                   Loan originations................................................   (52,410)    (60,850)
                   Proceeds from sales of loans.....................................     9,918           0
                   Proceeds from sales of real estate acquired in
                      settlement of loans...........................................     1,266         613
                   Purchases of premises and equipment..............................      (131)       (204)
                                                                                       --------    --------
                           Net Cash Used by Investing Activities....................    (3,149)    (24,218)

                   FINANCING ACTIVITIES:
                   Net increase in Passbook, NOW and Money
                     Market Accounts................................................    10,969      15,242
                   Net increase (decrease) in certificate accounts..................    (4,496)      5,923
                   Net decrease in borrowed money...................................         0          (2)
                   Net increase in advance payments by borrowers
                     for taxes and insurance........................................     3,428       2,808
                   Proceeds from exercise of stock options and dividends reinvested.       284         215
                   Cash dividends...................................................      (585)       (462)
                                                                                      --------    --------
                           Net Cash Provided by Financing Activities................     9,600      23,724
                                                                                      --------    --------
                           Increase (decrease) in cash and cash equivalents.........     8,006       6,066
                   Cash and cash equivalents at beginning of period.................    21,958      33,132
                                                                                      --------    --------
                           Cash and cash equivalents at end of period...............   $29,964     $39,198
                                                                                      ========    ========
                   NON-CASH INVESTING ACTIVITIES:

                   Transfers of loans to foreclosed real estate.....................      $213      $1,468
                                                                                      ========    ========

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          EAGLE FINANCIAL CORP AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE THREE MONTHS ENDED
                                 DECEMBER 31, 1993 AND 1992



   (1)  Basis of Presentation
        ---------------------
        Eagle Financial Corp ("Eagle Financial") is a savings bank holding company with a single subsidiary, Eagle Federal Savings Bank ("Eagle Federal"). Eagle Federal serves customers from seventeen branch offices located in Hartford, Litchfield and northern Fairfield counties.

        The accompanying unaudited, consolidated financial statements in-clude all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three-month periods ended December 31, 1993 and 1992 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying finan-cial statements should be read in conjunction with the financial statements contained in the Company's 1993 annual report on Form 10-K.

   (2)  Accounting Pronouncements
        --------------------------
        In February, 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." This SFAS requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

        The Company adopted SFAS No. 109 as of October 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,273,000 as of October 1, 1993 is included in a separate line in the statement of operations for the quarter ended December 31, 1993. Prior periods' financial statements have not been restated to apply the provisions of SFAS No. 109.

        At December 31, 1993, the Company has a net deferred tax asset of approximately $2.6 million. In order to fully realize the net deferred tax asset, the Company must either generate tax losses to carryback to recover taxes previously paid or generate future taxable income. Based upon the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset. However, there can be no specific assurance that the Company will generate any specific level of continuing earnings.

   (2)  Accounting Pronouncements
        (Continued)
        --------------------------
        The Company had taxable income, pre-tax book income and taxes paid for the periods presented as follows:

                                    1993           1992         1991
                               ---------------------------------------
                                            (In thousands)

        Taxable income            $11,358        $10,600      $ 7,834
        Pre-tax book income        11,789         10,066        7,392
        Federal taxes paid          3,934          3,614        2,671

        The primary differences between taxable income and pre-tax book income relate to the provisions for loan losses and charge-offs.
        The Company would expect these differences to continue in the future.

        For the quarter ended December 31, 1993, income tax expense attribu-table to income from continuing operations consists of:



                                    Current     Deferred        Total
                               -----------------------------------------
                                            (In thousands)

        Federal                   $   919        $     7      $   926
        State                         319              1          320
                                    -----          -----        -----
                                  $ 1,238        $     8      $ 1,246
                                    =====          =====        =====

   (2)  Accounting Pronouncements
        (Continued)
        --------------------------
        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 and October 1, 1993 are presented below: (In thousands)

                                            Dec.31, 1993 Oct. 1, 1993
        Deferred tax assets:                --------------------------
           Deferred loan fees                       $896         $907
           Post-retirement benefits                  911          891
           Deferred compensation                     202          190
           Loans receivable, principally           2,126        2,046
              due to allowance for loan losses
           Other miscellaneous                                     76
                                            --------------------------
              Total gross deferred assets         $4,135       $4,110
           Less valuation allowance                    0            0
                                            --------------------------
              Net deferred tax asset              $4,135       $4,110
                                            --------------------------
        Deferred tax liabilities:
           Premises and equipment, princi-
              pally due to differences in
                depreciation                       ($777)       ($772)
           Tax discount on acquired loans           (536)        (714)
           Other miscellaneous                      (206)
                                            --------------------------
              Total gross deferred tax
                 liabilities                     ($1,519)     ($1,486)
                                            --------------------------
              Net deferred tax asset              $2,616       $2,624
                                            ==========================

        The valuation allowance for deferred tax assets as of December 31 and October 1, 1993 was $-0-. There was no change in the valuation allowance for the quarter ended December 31, 1993.

        The actual income tax expense for the quarters ended December 31, 1993 and December 31, 1992 differs from the "expected" income tax expense for the same periods (computed by applying the U.S.Federal statutory corporate tax rate of 35% and 34%, respectively) as follows:

                                                    1993         1992
                                            --------------------------
                                                    (In thousands)

        Expected income tax on income before      $1,058       $1,031
           income taxes
        State income taxes, net of Federal
           income tax benefit                        208          244
        Other,net                                    (20)         167
                                            --------------------------
                                                 $48,594      $54,796
                                            ==========================

Eagle Federal has not provided deferred income taxes for Eagle Federal's tax return reserve for bad debts that arose in tax years beginning before December 31, 1987 because it is not expected that this difference will reverse in the foreseeable future. The cumulative net amount of income tax temporary difference related to the reserve for bad debts for which deferred taxes have not been provided was approximately $8.9 million at December 31, 1993. If
Eagle Federal does not meet the income tax requirements necessary to permit it to claim a percentage of taxable income loan loss deduction in the future, the Bank, under certain circumstances, could incur a tax liability for the previously deducted tax return loan losses in the year in which such requirements are not met. This potential liability for which no deferred income taxes have been provided was approximately $3,700,000 as of December 31, 1993.

   (2)  Accounting Pronouncements
        (Continued)
        --------------------------
        On October 1, 1993, the Company also adopted SFAS No. 106, "Accounting for Post-retirement Benefits Other Than Pensions." The accumulated post-retirement benefit obligation ("APBO") existing at time of adoption was approximately $2,194,000 before income taxes of $891,000. The $1,303,000 reduction in income net of taxes was recognized as the cumulatulative effect of a change in accounting method and is reported in a separate line in the statement of operations for the quarter ended December 31, 1993.

        The Company provides health benefits for future retirees within certain limits and for current retirees. The Company does not have any assets specifically segregated for the payment of health benefits.

        The following is a summary of the obligation to provide health benefits:

        Accumulated post-retirement benefit obligation
          related to active employees                          $1,594
        Accumulated post-retirement benefit related
          to retirees                                             600
                                                             --------
        Total accumulated post-retirement benefit obligation
          and amount recognized in statement of condition      $2,194
                                                              =======

        Net periodic post-retirement benefit cost for the year ended September 30, 1994 is expected to approximate:

        Service cost                                          $89,000
        Interest on APBO                                      135,000
        Amortization of APBO (a)                              (28,000)
                                                             --------
        Total cost                                           $196,000
                                                              =======

    (a) Amortization to reflect changes in Eagle Financial post-retirement benefits plan made subsequent to October 1, 1993.

   The Company has used a composite health care cost trend rate of seven percent to measure the expected cost benefits. The weighted average discount rate is also seven percent.

EAGLE FINANCIAL CORP. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

GENERAL - Eagle Financial Corp. (the "Company") is a $805 million unitary savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut , which conducts business from 17 banking offices located in Hartford, Litchfield, and northern Fairfield Counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At December 31, 1993, Eagle Federal was in compliance with the Federal Home Loan Bank liquidity requirements having a liquidity ratio of 7.58% compared to 7.63% at September 30, 1993.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), earnings and amortization on investments, maturing investments and Federal Home Loan Bank advances. While the Bank historically has not been an active seller of loans, it did sell approximately $10 million of fixed rate, residential mortgage loans during the first quarter of fiscal 1994. Proceeds from the loan sale were used to fund loan originations. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At December 31, 1993, the Bank had approximately $45 million in loan commitments outstanding, including $19.5 million in available home equity lines of credit and $4.1 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, loan repayments, investment maturities and amortization and borrowings. The Bank has the capacity to borrow up to approximately $460 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending. Federal Home Loan Bank advances at December 31, 1993 were $15.5 million and reflect no change from September 30, 1993.

Loan originations for the three months ended December 31, 1993 were $52.4 million compared to $60.9 million for the same period in 1992 and there were no loans purchased in either period. Loans sold during the three month period ended December 31, 1993 totaled $9.9 million while no loans were sold in the same period of 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

It is the Banks general policy to purchase debt securities (including mortgage-backed securities) with the intent and ability to hold to maturity for purposes of earning interest income and meeting regulatory liquidity requirements. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities to maturity. Such securities are classified as investment securities and are stated at cost adjusted for amortization of premiums and accretion of discounts. Debt securities are also classified as "available for sale" when appropriate and accounted for at the lower of cost or market. When a security available for sale is sold, the proceeds are used to fund loans when deposit inflows are not adequate, the rates offered on Federal Home Loan Bank advances are not favorable, and liquidity ratios support such sales. The Bank also occasionally sells securities available for sale to restructure an asset/liability mismatch. There were no debt securities sold during the three month period ended December 31, 1993 or December 31, 1992. Equity securities are generally acquired for liquidity purposes and have been accounted for at lower of cost or market value.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at December 31, 1993 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (in thousands):

               OTS Requirement          Actual               Excess

  Tangible Capital     $12,029         $59,225              $47,196
  Core Capital          24,111          59,597               35,486
  Risk-based Capital    34,286          62,675               28,389

ASSET/LIABILITY MANAGEMENT - The primary component of Eagle Financial's earnings is net interest income. Eagle's asset/liability management strategy is to maximize net interest income over time by reducing the impact of fluctuating interest rates. This is accomplished by matching the mix and maturities of its assets and liabilities. At the same time Eagle's asset/liability strategies for managing interest rate risk must also accommodate customer demands for particular types of deposit and loan products. Eagle uses various asset/liability management techniques in an attempt to maintain a profitable mix of financial assets and liabilities, provide deposit and loan products that meet the needs of its market area, and maintain control over interest rate risk resulting from changes in interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

Strategies employed by Eagle to manage the rate sensitivity of its assets include origination of adjustable rate mortgage and consumer loans and purchase of short-term and adjustable rate investments. Eagle Financial also attempts to reduce the rate sensitivity of its liabilities by emphasizing core deposits, which are less sensitive to changes in interest rates, attracting longer term certificates of deposits when the market permits, and using long term Federal Home Loan Bank advances. Management will continue to monitor the impact of its borrowing and lending policies on Eagle Financial's interest rate sensitivity.

NON-PERFORMING ASSETS - At December 31, 1993, Eagle Financial had total non-performing assets in the amount of $10.4 million, or 1.29% of total assets, including $6.5 million in non-performing loans and $3.9 million in real estate owned and in-substance foreclosures. Loan loss reserves totaled $5.1 million, or 78% of total non-performing loans. Most of the real estate owned is in residential properties except for three local pieces of commercial real estate valued at $589,000. At September 30, 1993, Eagle Financial had total non-performing assets in the amount of $12.0 million, or 1.51% of total assets, including $6.5 million in non-performing loans and $5.5 million in real estate owned and in-substance foreclosures. Total non-performing assets decreased by $1.6 million during the current quarter, primarily as a result of the disposition of 17 real estate owned properties. Eagle Financial's loan delinquencies greater than 60 days totaled $8.7 million, or 1.32% of total loans, at December 31, 1993 compared to $8.9 million, or 1.36% of total loans, at September 30, 1993. The following table represents a breakdown of non-performing assets as of December 31,, 1993 (in thousands):

                                      Foreclosed
                                   Real Estate &             Total
                  Non-performing    In-substance    Non-performing    % of
                           Loans     Foreclosure            Assets   Total

Mortgage Loans -
  Residential             $5,826          $3,144           $ 8,970   86.4%
  Commercial R.E.              0             589               589    5.7%
  Land Development             0               0                 0     .0%
Consumer loans                39               0                39     .4%
Home equity loans            606             172               778    7.5%


  Total                   $6,471          $3,905           $10,376  100.0%
                  ==============   =============    ==============  ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

Management continued to add to the loan loss allowance during the quarter ended December 31, 1993 based upon continued uncertainty in the local economy. Provisions for loan losses totaled $300,000 for the quarter. Management monitors the adequacy of the allowances for losses on loans and real estate owned on an ongoing basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management obtains independent appraisals for significant properties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992

GENERAL - Eagle Financial's net income for the three month period ended December 31, 1993 was $1,746,000, or $.54 per share, a 9.8% increase over the same period in 1992. Net interest income increased $300,000, or 4.4%, in the 1993 period compared to the three months ended December 31, 1992. Non-interest income increased $192,000, or 32.0%, in the three months ended December 31, 1993 and includes a $119,000 net gain on sales of mortgage loans. Other expenses increased $527,000, or 13.2% in the first quarter of fiscal 1993, largely the result of a $250,000 increase in real estate owned provisions and expenses and a $358,000 increase in compensation and benefits. Net income for the current quarter was reduced $30,000 resulting from the net cumulative effect of adopting two accounting pronouncements.

INTEREST INCOME - Interest income from interest-earning assets decreased $430,000, or 3.0%, for the three months ended December 31, 1993 compared to the same period in 1992. The decrease was attributable to a drop in the average yield on loans and investments of 63 basis points which more than offset a $41 million increase in average interest earnings assets.

INTEREST EXPENSE - Interest expense on interest-bearing liabilities decreased $730,000, or 9.8%, for the three months ended December 31, 1993 compared to the same period in 1992. The $32 million increase in average deposits and borrowed money between periods was more than offset by a 59 basis point decrease in the average cost of these funds.

NET INTEREST INCOME - Net interest income increased $300,000, or 4.4%, for the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. While the average interest rate spread dropped by 4 basis points, this was more than offset by growth in loans and investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

PROVISION FOR LOAN LOSSES - The provision for loan losses totaled
$300,000 in the three month period ended December 31, 1993 compared to $325,000 in the three month period ended December 31, 1992. Management monitors the adequacy of the allowance for loan losses and periodically makes additions based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. Management believes it to be prudent to increase the loss allowance for loans in response to the current market and economic environment. Eagle Financial's allowance for loan losses is currently $5.1 million, which represents 78% of total non-performing loans.

OTHER INCOME - Non-interest income increased $192,000, or 32.0%, for the three months ended December 31, 1993 versus the same period in the prior year. The increase is attributable to a $119,000 net gain on sale of mortgage loans and to higher fee income on deposit accounts.

OTHER EXPENSES - Non-interest expenses increased $527,000, or 13.2%, during the three months ended December 31, 1993 compared to the three months ended December 31, 1992. The largest contributing factors to the increase include higher real estate owned provisions and expenses and increased compensation and benefits. Real estate owned provisions and expenses were $250,000 higher in the current quarter, partly due to the sale of seventeen properties, while compensation and benefits increased by $358,000. Partly offsetting these increases were a $114,000 adjustment that reduced federal insurance premiums in the current quarter and $130,000 of other expenses in the quarter ended December 31, 1992 relating to the consolidation of Eagle's two bank subsidiaries into a single subsidiary.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES - Eagle was required to adopt two accounting pronouncements in the first quarter of fiscal 1994. The cumulative effect of these accounting changes, net of related tax benefits, was to reduce net income by approximately $30,000.

The adoption of SFAS No. 109, "Accounting for Income Taxes", resulted in a tax benefit of approximately $1,273,000 in the quarter. The amount of the benefit was less than the previous estimate of $1.7 million. SFAS No. 109 also allows for a tax benefit to be recognized for certain real estate owned and loan loss provisions that was not recognized under the prior accounting method. The adoption of SFAS No. 106 "Accounting for Postretirement Benefits Other than Pensions", resulted in a one-time, cumulative catch-up adjustment that, net of the related tax benefit, reduced net income in the first quarter by approximately $1,303,000. The SFAS No. 106 adjustment was in line with previous estimates.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992


GENERAL - Eagle Financial had net income of $4,725,000 for the nine months ended June 30, 1993, an increase of $964,000, or 25.6%, compared to the same period of 1992. Net interest income increased $4.5 million,or 28.5%, in the 1993 period. Other income increased $4,000, or .2%, for the nine months ended June 30, 1993 and other expenses increased $3.1 million, or 34.0%.

INTEREST INCOME - Interest income increased $4.3 million, or 11.5%, in the nine months ended June 30, 1993. While average interest-earning assets increased $161.6 million, the average yield on loans and investments was 109 basis points lower in the 1993 period.

INTEREST EXPENSE - Interest expense decreased $201,000, or .9%, in the nine month period ended June 30, 1993. Average interest-bearing liabilities increased $160.0 million whereas the cost of these funds was substantially lower, from 5.34% for the nine months ended June 30, 1992 to 4.09% for the nine months ended June 30, 1993.

NET INTEREST INCOME - Net interest income increased $4.5 million, or 28.5%, for the nine months ended June 30, 1993 compared to the same period in 1992. The interest rate spread increased from 3.26% to 3.42%, while the net interest margin increased 2 basis points, from 3.63% to 3.65%.

PROVISION FOR LOAN LOSSES - Because of the increase in non-performing loans and uncertainty in the real estate sector, management has determined that the prudent course was to add $725,000 to the general reserves and $453,000 to specific reserves for the nine month period ended June 30, 1993. This compares to $1,321,000 in general loan loss provisions for the nine months ended June 30, 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

OTHER INCOME - Other income increased $4,000, or .2%, during the nine month period ended June 30, 1993 over the same period of 1992 and includes increases in fees of $348,000 for various services relating to loan and deposit products. The 1992 period includes several non-recurring income items such as a $112,500 settlement of a lawsuit regarding four real estate owned properties disposed of in prior years, a $37,500 profit on the sale of a mortgage backed security, and $93,000 in fees for loans serviced for the RTC regarding an interim arrangement.

OTHER EXPENSES - Other expenses for the 1993 period increased $3.1 million, or 34.0%, compared to the nine month period ended June 30, 1992. The largest contributing factor to the increase relates to the acquisition of Danbury Federal Savings and Loan in March of 1992. Fiscal 1993 results include a full nine months of operating expenses from that acquisition. Compensation, payroll taxes and benefits increased $1.3 million due, in most part, to staffing seven branch offices acquired and occupancy expense increased $332,000, again, mostly due to the offices acquired. An increase of $101,000 in advertising relates to the promotion of the acquisitions in the greater Danbury area, as well as, marketing of new product lines. An increase of $187,000 in federal insurance premiums reflects an increase in insurable deposits acquired, as well as growth in the savings portfolio, excluding the acquisitions. Data processing increased $202,000, of which approximately two-thirds relates to servicing the loan and deposit products acquired. In general, most operating expenses such as office supplies, postage and telephone all increased due to operating an additional seven offices. Expenses relating to the operation of real estate acquired in settlement of loans increased $296,000 and includes both carrying and acquisition/disposal costs while the provision for real estate owned losses decreased $25,000 between periods based on an ongoing assessment of the properties owned.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1992 AND 1991

GENERAL - Eagle Financial had net income of $3,761,000 for the nine months ended June 30, 1992, an increase of $744,000, or 24.7%, compared to the same period of 1991. Net interest income increased $3.6 million, or 29.3%, in the 1992 period. Non-interest income increased $705,000, or 63.9%, for the nine months ended June 30, 1992 and other expenses increased $2,031,000, or 29.2%, while income tax expense increased $1.2 million or 51.5%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

INTEREST INCOME - Interest income increased $2.1 million, or 5.9%, in the nine months ended June 30, 1992. While average interest-earning assets increased $103.3 million, the average yield on loans and investments was 127 basis points lower in the 1992 period. The Danbury and Brookfield acquisitions contributed the largest share of the increase in average interest-earning assets during the nine month period ended June 30, 1992.

INTEREST EXPENSE - Interest expense decreased $1.5 million, or 6.4%, in the nine month period ended June 30, 1992. While average interest-bearing liabilities increased $102.5 million, the cost of these funds was substantially lower, from 7.03% for the nine months ended June 30, 1991 to 5.34% for the nine months ended June 30, 1992. The Danbury and Brookfield acquisitions contributed the largest share of the increase in average interest-bearing liabilities during the nine month period ended June 30, 1992.

NET INTEREST INCOME - Net interest income increased $3.6 million, or 29.3%, for the nine months ended June 30, 1992 compared to the same period in 1991. The interest rate spread increased 43 basis points, from 2.83% to 3.26%, while the net interest margin increased 22 basis points, from 3.41% to 3.63%.

PROVISION FOR LOAN LOSSES - Because of the ongoing uncertainty in the real estate sector, management has determined that the prudent course was to add $1.3 million to the loan loss reserves for the nine month period ended June 30, 1992 compared to $1.0 million for the same nine months of fiscal 1991. Eagle's strategy is to gradually increase general reserves even though the majority of the loan portfolio is secured by one-to-four family, owner-occupied homes with adequate loan to value ratios.

OTHER INCOME - Non-interest income increased $705,000, or 63.9%, during the nine month period ended June 30,1992 over the same period of 1991 and represents increases in fees for various services relating to loan and deposit products, as well as an increase in the number of loan and deposit accounts relating to the Danbury and Brookfield offices. In addition, the increase includes $112,500 in settlement of a lawsuit regarding four real estate owned properties disposed of in prior years and $37,500 representing a profit on the sale of a mortgage backed security.

OTHER EXPENSES - Non-interest expenses for the 1992 period increased $2.0 million, or 29.2%, compared to the nine month period ended June 30, 1991. The largest contributing factor was an increase of $616,000 for compensa-tion, payroll taxes and benefits and relates, primarily, to the acquisi-tion and staffing of the seven Danbury and Brookfield offices. Also contributing to the increase was $264,000 for office occupancy pertaining partly to the relocation of an existing branch office and the opening of a new branch office, but in most part to the offices acquired. Increases of $207,000 for federal insurance premiums and $109,000 for data processing expense both relate to a larger savings deposit base. Marketing expense for new savings products, as well as for promotion of the new, relocated, and acquired branch offices increased $75,000. The provision for real estate owned losses increased $203,000 between periods and is based on an ongoing assessment of the properties owned. Other expense increased $557,000 and includes an increase of $243,000 for expenses associated with foreclosed real estate, both carrying and acquisition/disposal costs. In general, most operating expenses such as office supplies, postage and telephone all increased due to operating the additional seven offices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

INTEREST INCOME - Interest income increased $1,l82,000, or 3.4%, in the nine months ended June 30, 1991. Average interest earning assets increased $28.6 million while the average yield on loans and investments was 28 basis points lower in the 1991 period.

INTEREST EXPENSE - Interest expense decreased $78,000, or .3%, in the nine month period ended June 30, 1991. Average interest-bearing liabilities increased $28.6 million but was more than offset by a lower cost of these funds by 48 basis points, from 7.51% for the nine months ended June 30, 1990 to 7.03% for the nine months ended June 30, 1991. Federal Home Loan Bank advances and other borrowed money decreased $7.4 million in the nine month period ended June 30, 1991 and the interest expense relating to these funds decreased $485,000 during the same time period.

NET INTEREST INCOME - Net interest income increased $1,260,000, or 11.4%, for the nine months ended June 30, 1991 compared to the same period in 1990. The interest rate spread increased 20 basis points, from 2.63% to 2.83%, while the net interest margin increased 16 basis points, from 3.25% to 3.41%.

PROVISION FOR LOAN LOSSES - Because of the increase in non-performing loans and uncertainty in the real estate sector, management has determined that the prudent course was to add $1,023,000 to our general reserves for the nine month period ended June 30, 1991 compared to $181,000 for the same nine months of fiscal 1990.

OTHER INCOME - Other income increased $197,000, or 21.7%, during the nine month period ended June 30, 1991 over the same period of 1990. $51,000 in interest on a federal income tax refund and an increase in fees for various services relating to loan and deposit products contributed to the increase in other income during the 1991 period.

OTHER EXPENSES - Other expenses for the 1991 period decreased $418,000, or 5.7%, compared to the nine month period ended June 30, 1990. The largest contributing factors relate to two specific events in 1990: merger expenses of $419,000 relating to the termination of the proposed merger with Webster Financial Corporation and a write-off of $272,000 on Eagle's
portion of a participation loan foreclosed on in 1986.   Excluding these
factors, other expenses would have increased $273,000 in 1991. The principal items contributing to this increase are compensation, payroll taxes and benefits which increased $153,000, or 4.5%, and a pre-tax write-down of $120,000 on common stock. Federal insurance premiums on insurable savings deposits which increased $98,000, or 17.4%, and relates to a larger savings deposit base as well as an increase in the premium from $.208 per $100 of deposits to $.23 per $100 of deposits which became effective on January 1, 1991.

                              EAGLE FINANCIAL CORP.
                              ---------------------
                                   PART II
                              ---------------------
   Item 1   Legal Proceedings
   --------------------------
   Not applicable

   Item 2   Changes in Securities
   ------------------------------
   Not applicable

   Item 3   Defaults upon Senior Securities
   ----------------------------------------
   Not applicable

   Item 4   Submission of Matters to a Vote of Security Holders
   ------------------------------------------------------------
   The annual meeting of shareholders of Eagle Financial Corp. was held on January 25, 1994, at which time the following proposals were con-sidered and voted upon: the election of three directors, each for a three-year term (Proposal One); ratification of the appointment by the Board of Directors of the firm of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending September 30, 1994 (Proposal Two).

   With respect to Proposal One, the following votes were cast in the elec-tion of directors:
                                                      WITHHOLD AUTHORITY
            NOMINEES                         FOR          TO VOTE
            --------------------       ---------      ------------------
            Theodore M. Donovan        2,586,727            41,332
            Ralph T. Linsley           2,587,537            40,522
            John F. McCarthy           2,587,937            40,122

   With respect to Proposal Two, 2,597,011 votes (84.2% of the total eligible votes) were cast FOR ratification of the appointment of the firm of KPMG Peat Marwick as independent auditors of the Company, 12,929 votes (.42% of the total eligible votes) were cast AGAINST ratification and 18,119 votes (.58% of the total eligible votes) were abstentions.

   Item 5   Other Information
   --------------------------
   Not applicable

   Item 6   Exhibits and Reports on Form 8-K
   -----------------------------------------
   A) Exhibits:
   Not applicable

   B) Reports on Form 8-K

   On November 12, 1993, Eagle filed a report on Form 8-K which reported under Item 5. - Other Events, an announcement that the Board of Directors had set January 25, 1994 as the date for the 1993 annual meeting of shareholders.

   In addition, the Company also reported under Item 5. - Other Events, that the Board of Directors of Eagle had adopted certain amendments to Eagle's Bylaws, amending Article III thereof to add a new Section 14 and amending the first paragraph of Section 1 of Article III.

                              EAGLE FINANCIAL CORP.
                              --------------------
                                   SIGNATURES
                                   ----------




   Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                Eagle Financial Corp.
                                                (Registrant)









   Date:    February 10, 1994      By: /s/ Ralph T. Linsley
       --------------------------      ------------------------------
                                       President and Chief
                                         Executive Officer


   Date:    February 10, 1994      By: /s/ Mark J. Blum
       --------------------------      ------------------------------
                                       Vice President and Chief
                                       Financial Officer