Form 10-K/A
period 1993-09-30
EAGLE FINANCIAL CORP
filed 1994-06-22
CIK 792369

March 22, 1994


  Mr. Steven C. Duvall
  Branch Chief
  Securities and Exchange Commission
  Division of Corporation Finance
  Washington D.C.  20549

  Re:  Eagle Financial Corp.
       Form 10-K for the year ended September 30, 1993 and subsequent '34 Act filings
        File No. 0-15311

  Dear Mr. Duvall:

  Please be advised that in response to the above letter, Eagle Financial Corp. has filed a Form 10K/A presenting as an exhibit, under Part IV, the report of the predecessor auditors, for fiscal years ended 1992 and 1991, pursuant to Rule 14a-3(b)(1).

  As per the letter, we will revise future filings to comply with all other comments in your letter.


  Sincerely,




  Mark J. Blum
  Vice President
  Chief Financial Officer









  cc:  John Hartz - SEC
       David Dedman - Hogan & Hartson
       John Simoneau - KPMG Peat Marwick





                            PART IV




 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K













             Exhibit No. 24. Consents

                             Consent of Ernst & Young.

             Exhibit No. 99 Reports

                             Report of Ernst & Young.




           *All other Exhibits filed previously as
             part of Form 10-K on December 30, 1993.





                                SIGNATURES






 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  Eagle Financial Corp.
                                              ---------------------------
                                                        Registrant



 Date:                                        By:
         --------------------------              -------------------------
              March 23, 1994                           Ralph T. Linsley
                                                      President and Chief
                                                       Executive Officer




 Date:                                        By:
         --------------------------              --------------------------
              March 23, 1994                                Mark J. Blum
                                                      Vice President and Chief
                                                         Financial Officer



















                            PART IV




 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K



             Exhibit No. 24. Consents

                             Consent of Ernst & Young.

             Exhibit No. 99 Reports

                             Report of Ernst & Young.




           *All other Exhibits filed previously as
             part of Form 10-K on December 30, 1993.





                                SIGNATURES






 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  Eagle Financial Corp.
                                              ---------------------------
                                                        Registrant



 Date:                                        By:










         --------------------------              -------------------------
              March 23, 1994                           Ralph T. Linsley
                                                      President and Chief
                                                       Executive Officer




 Date:                                        By:
         --------------------------              --------------------------
              March 23, 1994                                Mark J. Blum
                                                      Vice President and Chief
                                                         Financial Officer










                            PART IV




 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K













             Exhibit No. 24. Consents

                             Consent of Ernst & Young.

             Exhibit No. 99 Reports

                             Report of Ernst & Young.




           *All other Exhibits filed previously as
             part of Form 10-K on December 30, 1993.





                                SIGNATURES






 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  Eagle Financial Corp.
                                              ---------------------------
                                                        Registrant



 Date:                                        By:
         --------------------------              -------------------------
              March 23, 1994                           Ralph T. Linsley
                                                      President and Chief
                                                       Executive Officer




 Date:                                        By:
         --------------------------              --------------------------
              March 23, 1994                                Mark J. Blum
                                                      Vice President and Chief
                                                         Financial Officer



















                            PART IV




 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K



             Exhibit No. 24. Consents

                             Consent of Ernst & Young.

             Exhibit No. 99 Reports

                             Report of Ernst & Young.




           *All other Exhibits filed previously as
             part of Form 10-K on December 30, 1993.





                                SIGNATURES






 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  Eagle Financial Corp.
                                              ---------------------------
                                                        Registrant



 Date:                                        By:










         --------------------------              -------------------------
              March 23, 1994                           Ralph T. Linsley
                                                      President and Chief
                                                       Executive Officer




 Date:                                        By:
         --------------------------              --------------------------
              March 23, 1994                                Mark J. Blum
                                                      Vice President and Chief
                                                         Financial Officer