Form 10-Q
period 1994-03-31
EAGLE FINANCIAL CORP
filed 1994-06-22
CIK 792369

EAGLE FINANCIAL CORP
                              --------------------

                                     INDEX


                                                                   Page No.

   PART I - FINANCIAL INFORMATION

            Consolidated Balance Sheets at March 31, 1994
            and September 30, 1993.................................       2

            Consolidated Statements of Income for the Three and
            Six Months Ended March 31, 1994 and 1993...............       3

            Consolidated Statements of Cash Flows for the Six
            Months Ended March 31, 1994 and 1993...................     4-5

            Notes to Consolidated Financial Statements.............     6-7

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................    8-12



   PART II - OTHER INFORMATION                                           13



   SIGNATURES                                                            14











                                                            EAGLE FINANCIAL CORP AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEETS
                                           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                    March 31,  September 30,
            ASSETS                                                                       1994         1993
            -------------------------------------                                  ----------    ----------
            Cash and amounts due from depository institutions..................       $18,820       $12,462
            Interest-bearing deposits..........................................        16,909         9,496
                                                                                     --------      --------
                      CASH AND CASH EQUIVALENTS................................        35,729        21,958

            Securities available for sale (market value $21,744 at
               March 31, 1994 and $15,601 at September 30, 1993)...............        21,744        15,599
            Investment securities (market value $52,794 at March 31, 1994
               and $47,954 at September 30, 1993)..............................        52,802        46,880
            Mortgage-backed securities available for sale (market value
               $7,135 at March 31, 1994).......................................         7,135             0
            Mortgage-backed securities (market value $20,116 at March 31,
               1994 and $24,748 at September 30, 1993).........................        19,753        25,953
            Loans receivable, net of allowance for loan losses of $4,570
               at March 31, 1994 and $5,005 at September 30, 1993..............       669,783       656,344
            Accrued interest receivable........................................         4,214         4,380
            Real estate acquired in settlement of loans
               and in-substance repossessed real estate, net...................         4,226         5,471
            Stock in Federal Home Loan Bank of Boston, at cost.................         6,535         5,949
            Premises and equipment, net........................................         6,066         6,029
            Prepaid expenses and other assets..................................         6,162         3,905
                                                                                     --------      --------
                      TOTAL ASSETS.............................................      $834,149      $792,468
                                                                                     ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            -------------------------------------
            LIABILITIES
            Deposits...........................................................      $726,736      $706,214
            Federal Home Loan Bank advances....................................        33,150        15,500
            Borrowed money.....................................................           752           752
            Advance payments by borrowers for taxes and insurance..............         3,973         3,577
            Accrued expenses and other liabilities.............................         6,446         6,018
                                                                                     --------      --------
                      TOTAL LIABILITIES........................................       771,057       732,061

            SHAREHOLDERS' EQUITY
            Serial preferred stock, $.01 par value 2,000,000 shares
               authorized and unissued.........................................            --            --
            Common stock, $.01 par value
               8,000,000 shares authorized; 3,141,717 and 3,097,547
               shares issued at March 31, 1994 and September 30, 1993,
               respectively, including 43,066 shares held in treasury..........            31            31
            Additional paid-in capital.........................................        34,053        33,562
            Retained earnings..................................................        30,207        27,928
            Cost of common treasury stock......................................          (362)         (362)
            Employee Stock Ownership Plan stock................................          (752)         (752)
            Unrealized securities losses, net..................................           (85)            0
                                                                                     --------      --------


                                                                        -2-



                      TOTAL SHAREHOLDERS' EQUITY...............................        63,092        60,407
                                                                                     --------      --------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............      $834,149      $792,468
                                                                                     ========      ========

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          EAGLE FINANCIAL CORP AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                      (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)


                                                            Three Months Ended       Six Months Ended
                                                                 March 31,              March 31,
                                                             -------   -------      -------   -------
			                                                                1994      1993         1994      1993
            Interest Income:                                 -------   -------      -------   -------
               Interest and fees on loans..................  $12,045   $12,079      $24,294   $24,223
               Interest on mortgage-backed securities......      344       451          729       958
               Interest on investment securities...........      675     1,018        1,366     2,172
               Dividends on investment securities..........      435       302          860       678
                                                              ------    ------       ------    ------
                  Total interest income....................   13,499    13,850       27,249    28,031

            Interest Expense:
               Interest on deposits........................    6,157     7,192       12,628    14,512
               Interest on Federal Home Loan Bank advances.      260       107          494       216
               Interest on borrowed money..................        1         2            2         7
                                                              ------    ------       ------    ------
                  Total interest expense...................    6,418     7,301       13,124    14,735
                                                              ------    ------       ------    ------
                  Net interest income......................    7,081     6,549       14,125    13,296
                                                              ------    ------       ------    ------
            Provision for loan losses......................      300       325          600       649
                                                              ------    ------       ------    ------
                  Net interest income after provision for
                     loan losses...........................    6,781     6,224       13,525    12,647
                                                              ------    ------       ------    ------
            Other income:
               Net gain on sale of investment securities...        0        (1)           0        (1)
               Net gain on sale of loans...................        0         0          119         0
               Customer service fee income.................      427       398          917       825
               Other.......................................      216       186          398       363
                                                              ------    ------       ------    ------
                  Total other income.......................      643       583        1,434     1,187
                                                              ------    ------       ------    ------
                                                               7,424     6,807       14,959    13,834
            Other expenses:                                   ------    ------       ------    ------
               Compensation, payroll taxes and benefits....    2,192     1,876        4,297     3,623
               Office occupancy............................      536       473          994       899
               Advertising.................................      149       225          287       291
               Provision for losses on real estate
                acquired in settlement of loans............      102        10          355       108
               Operation of real estate acquired in
                settlement of loans........................      155       182          438       374
               Federal insurance premium...................      407       348          698       707
               Data processing expenses....................      280       282          552       545
               Other.......................................      675       732        1,388     1,576
                                                              ------    ------       ------    ------
                  Total other expenses.....................    4,496     4,128        9,009     8,123
                                                              ------    ------       ------    ------
                  Income before income taxes and cumulative
                   effect of accounting changes............    2,928     2,679        5,950     5,711
            Income taxes...................................    1,224     1,175        2,470     2,617
                                                              ------    ------       ------    ------
                  Income before cumulative effect of
                   accounting changes......................    1,704     1,504        3,480     3,094
            Cumulative effect of accounting changes........        0         0           30         0
                                                              ------    ------       ------    ------
                  Net Income...............................   $1,704    $1,504       $3,450    $3,094
                                                              ======    ======       ======    ======
            Net income per share before cumulative effect
              of accounting change.........................    $0.53     $0.48        $1.08     $0.99
            Cumulative effect of accounting change.........    $0.00     $0.00        $0.01     $0.00
                                                              ------    ------       ------    ------
            Net Income per share...........................    $0.53     $0.48        $1.07     $0.99
                                                              ======    ======       ======    ======
            Weighted average shares outstanding............3,219,262 3,152,771    3,210,845 3,124,543
            Dividends per share............................    $0.19     $0.15        $0.38     $0.31

            Note: All per share data and the number of outstanding common shares for all periods and dates prior to September 30, 1993 have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on August 16, 1993.

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 EAGLE FINANCIAL CORP. AND SUBSIDIARIES


                                                                 -4-
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS, UNAUDITED)



                                                                                                Six Months Ended
                                                                                               March 31,
                                                                               ----------------------
      																													                                                                                 1994        1993
            OPERATING ACTIVITIES:                                                -------     -------
             Net Income.......................................................    $3,450      $3,094
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                     Provision for loan los...................................       600         649
                     Provision for losses on real estate acquired in settlemen       355         108
                     Provision for depreciation and amortization..............       278          88
                     Accretion of discounts and fees on loans.................      (638)        (84)
                     Amortization of premiums (accretion of discounts)
                         on mortgage-backed securities........................        (8)          2
                     Amortization of premiums (accretion of discounts) on inve        97          53
                     Amortization of core deposit intangibles.................       203         141
                      Realized investment security losses, net................         0           1
                     Realized mortgage loan losses (gains), net...............      (120)          0
                     Decrease (increase) in accrued interest recei............       166         (10)
                     Decrease in accrued interest payable.....................      (574)       (553)
                     Loan origination fees....................................       686         662
                     Other, net...............................................      (547)        897
                                                                                 -------     -------
                     Net Cash Provided by Operating Activities................     3,948       5,048


            INVESTING ACTIVITIES:

             Proceeds from maturities of investment securities................     3,500       5,250
             Proceeds from amortization of investment securities..............    12,663      10,193
             Purchases of securities availa...................................    (9,030)          0
             Purchases of investment securi...................................   (22,182)     (1,682)
             Proceeds from sales of investment securities available for sale..     2,800       1,999
             Principal payments on mortgage-backed securities.................     6,173       1,658
             Purchase of mortgage-backed securities...........................    (7,100)          0
             Principal payments on loans re...................................    78,028      46,692
             Loan originations................................................  (104,376)   (104,595)
             Proceeds from sales of loans.....................................    10,800         388
             Proceeds from sales of real estate acquired in settlement of loan     1,619       1,280
             Purchases of premises and equi...................................      (315)       (137)
             Increase in investment in Federal Home Loan Bank stock...........      (586)          0
                                                                                --------    --------
                     Net Cash Used by Investing Activities....................   (28,006)    (38,954)


            FINANCING ACTIVITIES:
             Net increase in Passbook, NOW and Money Market accounts..........    24,691      14,030
             Net increase (decrease) in certificate accounts..................    (4,229)     14,797
             Borrowings under Federal Home Loan Bank advances.................    18,650           0
             Principal payments under Federal Home Loan Bank Advances.........    (1,000)          0
             Net decrease in borrowed money...................................         0         (80)
             Net increase (decrease) in advance payments by borrowers
               for taxes and insurance........................................       396        (211)
             Proceeds from exercise of stock options and dividends............       492         435
             Cash dividends...................................................    (1,171)       (927)
                                                                                --------    --------
                     Net Cash Provided by Financing Activities................    37,829      28,044
                                                                                --------    --------
                     Increase (decrease) in cash and cash equivale............    13,771      (5,862)
            Cash and cash equivalents at beginning of period..................    21,958      33,132
                                                                                --------    --------
                     Cash and cash equivalents at end of period...............   $35,729     $27,270
                                                                                ========    ========


                                                                 -4-



            NON-CASH INVESTING ACTIVITIES:
             Transfers of loans to foreclosed real estate.....................    $1,581      $1,941
                                                                                ========    ========
            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               EAGLE FINANCIAL CORP






                               --------------------
                                    PART II
                               --------------------
    Item 1   Legal Proceedings
    --------------------------
    Not applicable


    Item 2   Changes in Securities
    ------------------------------
    Not applicable


    Item 3   Defaults upon Senior Securities
    ----------------------------------------
    Not applicable


    Item 4   Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------
    Not applicable


    Item 5   Other Information
    --------------------------
    On January 25, 1994, the Board of Directors declared a quarterly cash dividend of $0.19 per share payable on March 1, 1994 to sharholders of record on February 15, 1994.


    Item 6   Exhibits and Reports on Form 8-K
    -----------------------------------------
    A) Exhibits:

    Not applicable

    B) Reports on Form 8-K:

    Not applicable


[TEXT]
                          EAGLE FINANCIAL CORP AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE SIX MONTHS ENDED
                                 MARCH 31, 1994 AND 1993



   (1)  Basis of Presentation
        ---------------------
        Eagle Financial Corp ("Eagle Financial") is a savings bank holding company with a single subsidiary, Eagle Federal Savings Bank ("Eagle Federal"). Eagle Federal serves customers from seventeen branch offices located in Hartford, Litchfield and northern Fairfield counties.

        The accompanying unaudited, consolidated financial statements in-clude all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the six-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying finan-cial statements should be read in conjunction with the financial statements contained in the Company's 1993 annual report on Form 10-K.


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

        The Company adopted SFAS No. 109 as of October 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,273,000 as of October 1, 1993 is included in a separate line in the statement of operations for the six months ended March 31, 1994. Prior periods' financial statements have not been restated to apply the provisions of SFAS No. 109.

        At March 31, 1994, the Company has a net deferred tax asset of approximately $2.6 million. In order to fully realize the net deferred tax asset, the Company will need to either generate tax losses to carryback to recover taxes previously paid or generate future taxable income. Based upon the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset. However, there can be no specific assurance that the Company will generate any specific level of continuing earnings.

                                        -5-
   (2)  Accounting Pronouncements
        (Continued)
        --------------------------
        The Company had taxable income, pre-tax book income and taxes paid for the periods presented as follows:


                                    1993           1992          1991
                               -----------------------------------------
                                            (In thousands)

        Taxable income            $11,358        $10,600       $ 7,834
        Pre-tax book income        11,789         10,066         7,392
        Federal taxes paid          3,934          3,614         2,671

        The primary differences between taxable income and pre-tax book income relate to the provisions for loan losses and charge-offs.
        The Company would expect these differences to continue in the future.

        For the six months ended March 31, 1994, income tax expense attributable to income from continuing operations consists of:

                                    Current      Deferred         Total
                               ------------------------------------------
                                            (In thousands)

        Federal                      $1,810           $11        $1,821
        State                           648             1           649
                                      -----           ---         -----
                                     $2,458           $12        $2,470
                                      =====           ===         =====

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1994 and October 1, 1993 are presented below: (In thousands)

                                            March 31, 1994 Oct. 1, 1993
        Deferred tax assets:                ----------------------------
           Deferred loan fees                        $927          $907
           Post-retirement benefits                   927           891
           Deferred compensation                      204           190
           Loans receivable, principally            1,956         2,046
              due to allowance for loan losses
           Other miscellaneous                                       76
                                            ----------------------------
              Total gross deferred assets          $4,014        $4,110
           Less valuation allowance                     0             0
                                            ----------------------------
              Net deferred tax asset               $4,014        $4,110
                                            ----------------------------
        Deferred tax liabilities:
           Premises and equipment, princi-          ($782)        ($772)
              pally due to differences in depreciation
           Tax discount on acquired loans            (513)         (714)
           Other miscellaneous                       (106)
                                            ----------------------------






              Total gross deferred tax
                 liabilities                      ($1,401)      ($1,486)
                                            ----------------------------
              Net deferred tax asset               $2,613        $2,624
                                        -6- ============================



    (2) Accounting Pronouncements
        (Continued)
        -------------------------

        The valuation allowance for deferred tax assets as of March 31, 1994 and October 1, 1993 was $-0-. There was no change in the valuation allowance for the 6 months ended March 31, 1994.

        The actual income tax expense for the six months ended March 31, 1994 and March 31, 1993 differs from the "expected" income tax expense for the same periods (computed by applying the U.S.Federal statutory corporate tax rate of 35% and 34%, respectively) as follows:

                                                     1994          1993
                                            ----------------------------
                                                    (In thousands)

        Expected income tax on income before       $2,083        $1,942
           income taxes
        State income taxes, net of Federal            422           492
           income tax benefit
        Other,net                                     (35)          183
                                            ----------------------------
                                                   $2,470        $2,617
                                            ============================

        Eagle Federal has not provided deferred income taxes for Eagle Federal's tax return reserve for bad debts that arose in tax years beginning be-fore December 31, 1987 because it is not expected that this difference will reverse in the forseeable future. The cumulative net amount of income tax temporary difference related to the reserve for bad debts for which deferred taxes have not been provided was approximately $8.9 million at March 31, 1994. If Eagle Federal does not meet the income tax requirements necessary to permit it to claim a percentage of taxable income loan loss deduction in the future, the Bank, under certain circumstances, could incur a tax liability for the previously deducted tax return loan losses in the year in which such requirements are not met. This potential liability for which no deferred income taxes have been provided was approximately $3,700,000 as of March 31, 1994.























                                        -7-



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
                                                                =======

        Net periodic post-retirement benefit cost for the year ended September 30, 1994 will be approximately:

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





















                                        -9-
































































EAGLE FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

GENERAL - Eagle Financial Corp. (the "Company") is a $834 million unitary savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 17 banking offices located in Hartford, Litchfield, and northern Fairfield Counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At March 31, 1994, Eagle Federal was in compliance with the Federal Home Loan Bank liquidity requirements having a liquidity ratio of 9.69% compared to 7.63% at September 30, 1993.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), earnings and amortization on investments, maturing investments and Federal Home Loan Bank advances. While the Bank historically has not been an active seller of loans, it did sell approximately $10 million of fixed rate, residential mortgage loans during the first quarter of fiscal 1994. Proceeds from the loan sale were used to fund loan originations. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At
March 31, 1994, the Bank had approximately $39 million in loan commitments outstanding, including $20.8 million in available home equity lines of credit and $4.4 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, loan repayments, investment maturities and amortization and borrowings. The Bank has the capacity to borrow up to approximately $460 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending. Federal Home Loan Bank advances at March 31, 1994 were $33.1 million compared to $15.5 million at September 30, 1993.

Loan originations for the three months ended March 31, 1994 were $51.9 million compared to $43.7 million for the same period in 1993 and there were no loans purchased in either period. Loans sold during the three month period ended March 31, 1994 totaled $882,000 compared to $388,000 during the same period of 1993. Loan originations for the six months ended March 31, 1994 and 1993 were $104.4 million and $104.6 million, respectively. There were no loans purchased in the six months ended March 31, 1994 or March 31, 1993.








                                    -9-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

It is the Banks' general policy to purchase debt securities (including mortgage-backed securities) with the intent and ability to hold to maturity for purposes of earning interest income and meeting regulatory liquidity requirements. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities to maturity. Such securities are classified as investment securities and are stated at cost adjusted for amortization of premiums and accretion of discounts. Debt securities are also classified as "available for sale" when appropriate and accounted for at the lower of cost or market. When a security available for sale is sold, the proceeds are used to fund loans when deposit inflows are not adequate, the rates offered on Federal Home Loan Bank advances are not favorable, and liquidity ratios support such sales. The Bank also occasionally sells securities available for sale to restructure an asset/liability mismatch. There were $2.8 million of securities sold during the three month period ended March 31, 1994 compared to $2.0 million sold during the same period in 1993. There were no securities sold in the first quarter of either fiscal 1994 or fiscal 1993.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at March 31, 1994 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (in thousands):

               OTS Requirement          Actual               Excess

  Tangible Capital     $12,478         $61,069              $48,591
  Core Capital          24,956          61,421               36,465
  Risk-based Capital    33,659          64,094               30,435

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



                                   -10-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

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

NON-PERFORMING ASSETS - At March 31, 1994, Eagle Financial had total non-performing assets in the amount of $9.3 million, or 1.11% of total assets, including $5.1 million in non-performing loans and $4.2 million in real estate owned and in-substance foreclosures. Loan loss reserves totaled $4.6 million, or 90% of total non-performing loans. Most of the real estate owned is in residential properties except for three local pieces of commercial real estate valued at $589,000. At September 30, 1993, Eagle Financial had total non-performing assets in the amount of $12.0 million, or 1.51% of total assets, including $6.5 million in non-performing loans and $5.5 million in real estate owned and in-substance foreclosures. Eagle Financial's loan delinquencies (greater than 60 days) totaled $7.1 million, or 1.06% of total loans, at March 31, 1994 compared to $9.2 million, or 1.48% of total loans, at March 31, 1993. The following table represents a breakdown of non-performing assets as of March 31, 1994 (in thousands):


                                      Foreclosed
                                   Real Estate &             Total
                  Non-performing    In-substance    Non-performing    % of
                           Loans    Foreclosures           Assets   Total

Mortgage Loans -
  Residential             $4,731          $3,397           $ 8,128   87.6%
  Commercial R.E.              0             589               589    6.3%
  Land Development             0             240               240    2.6%
Consumer loans                39               0                29     .3%
Home equity loans            298               0               298    3.2%


  Total                   $5,058          $4,226           $ 9,284  100.0%
                  ==============   =============    ==============  ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

Management continued to add to the loan loss allowance during the quarter ended March 31, 1994 based upon continued uncertainty in the local economy. Provisions for loan losses totaled $300,000 for the quarter. Management monitors the adequacy of the allowances for losses on loans and real estate owned on an ongoing basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management obtains independent appraisals for significant properties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

GENERAL - Eagle Financial's net income for the three month period ended March 31, 1994 was $1,704,000, or $.53 per share, a 13% increase over the same period in 1993. Net interest income increased $532,000, or 8.1%, in the 1994 period compared to the three months ended March 31, 1993. Non-interest income increased $60,000, or 10.3%, in the three months ended March 31, 1994. Other expenses increased $368,000, or 8.9% in the second quarter of fiscal 1994.

INTREST INCOME - Interest income from loans and investments decreased $351,000, or 2.5%, for the three months ended March 31, 1994 compared to the same period in 1993. The decrease was attributable to a drop in the average yield on loans and investments of 56 basis points which more than offset a $39 million increase in average interest earning assets.

INTEREST EXPENSE - Interest expense on deposits and borrowed money decreased $883,000, or 12.1%, for the three months ended March 31, 1994 compared to the same period in 1993. The $28 million increase in average deposits and borrowed money between periods was more than offset by a 64 basis point decrease in the average cost of these funds.

NET INTEREST INCOME - Net interest income increased $532,000, or 8.1%, for the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993. The increase is attributable to growth in average loans and ivestments in addition to an increase of 8 basis points in the average interest rate spread.



                                   -12-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

PROVISION FOR LOAN LOSSES - The provision for loan losses totaled $300,000 in the three month period ended March 31, 1994 compared to $325,000 in the three month period ended March 31, 1993. Management monitors the adequacy of the allowance for loan losses and periodically makes additions based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. Management believes it to be prudent to increase the loss allowance for loans in response to the current market and economic environment. Eagle Financial's allowance for loan losses is currently $4.6 million, which represents 90% of total non-performing loans.

OTHER INCOME - Non-interest income increased $60,000, or 8.9%, for the three months ended March 31, 1994 versus the same period in the prior year. The increase is attributable to higher fees on deposit accounts.

OTHER EXPENSES - Non-interest expenses increased $368,000, or 8.9%, during the three months ended March 31, 1994 compared to the three months ended March 31, 1993. The largest contributing factor to the increase includes higher real estate owned provisions and expenses and increased cost for compensation and benefits.


COMPARISION OF THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993

GENERAL - Eagle Financial had net income of $3,450,000, or $1.07 per share, for the six months ended March 31, 1994, an increase of $356,000, or 11.5%, compared to the same period of 1993. Net interest income increased $829,000, or 6.2%, in the 1994 period. Other income increased $247,000, or 20.8%, for the six months ended March 31, 1994 and other expenses increased $886,000, or 10.9%.

INTEREST INCOME - Interest income increased $782,000, or 2.8%, in the six months ended March 31, 1994. While average interest-earning assets increased $40 million, the average yield on loans and investments was 59 basis points lower in the 1994 period.

INTEREST EXPENSE - Interest expense decreased $1,611,000, or 10.9%, in the six month period ended March 31, 1994. Althougth average interest-bearing liabilities increased $30 million, the cost of these funds was substantially lower, from 4.21% for the six months ended March 31, 1993 to 3.60% for the six months ended March 31, 1994.

NET INTEREST INCOME - Net interest income increased $829,000, or 6.2%, for the six months ended March 31, 1994 compared to the same period in 1993. The interest rate spread increased from 3.37% to 3.40%, while the net interest margin increased from 3.60% to 3.63%.

PROVISION FOR LOAN LOSSES - Eagle Financial added $600,000 to the general reserves during the six month period ended March 31, 1994. This compares to $649,000 in general loan loss provisions for the six months ended March 31, 1993.

                                   -13-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

OTHER INCOME - Other income increased $247,000, or 20.8%, during the six month period ended March 31, 1994 over the same period of 1993. The increase is attributable to a $120,000 net gain on sale of mortgage loans and to higher fee income on deposit accounts.

OTHER EXPENSES - Other expenses for the 1994 period increased $886,000, or 10.9%, compared to the six month period ended March 31, 1993. The largest contributing factors to the increase include higher real estate owned provisions and carrying costs and increased compensation and benefits.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - Eagle was required to adopt two accounting pronouncements in the first quarter of fiscal 1994. The cumulative effect of these accounting changes, net of related tax benefits, was to reduce net income by approximately $30,000.

The adoption of SFAS No. 109, "Accounting for Income Taxes", resulted in a tax benefit of approximately $1,273,000 in the quarter. SFAS No. 109 also allows for a tax benefit to be recognized for certain real estate owned and loan loss provisions that was not allowed under the prior accounting rules. The adoption of SFAS No. 106 "Accounting for Postretirement Benefits Other than Pensions", resulted in a one-time, cumulative catch-up adjustment that, net of the related tax benefit, reduced net income in the first quarter by approximately $1,303,000.


























                                   -14-



                             EAGLE FINANCIAL CORP.
                              --------------------
                                   SIGNATURES
                                   ----------




   Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                Eagle Financial Corp.
                                                (Registrant)















   Date:    May 16, 1994           By: /s/ Ralph T. Linsely
       --------------------------      ------------------------------
                                       President and Chief
                                         Executive Officer


   Date:    May 16, 1994           By: /s/ Mark J. Blum
       --------------------------      ------------------------------
                                       Vice President and Chief
                                       Financial Officer