Form 10-K/A
period 1993-09-30
EAGLE FINANCIAL CORP
filed 1994-07-12
CIK 792369

                        Washington, D.C.  20549
                           Amendment No. 1
                             Form 10-K/A

  ( X )   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1993
                              OR
  (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                ---------------------   -----------------------
  Commission file number  0-15311
                        -------------------------------------------------------
                  EAGLE FINANCIAL CORP.
 ------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)
         DELAWARE                                          06-1194047
 ------------------------------------------------------------------------------
(State or other jurisdiction of                          ( I.R.S. Employer
incorporation or organization)                             identification No.)
        222 Main Street, Bristol,  Connecticut,  06010
 ------------------------------------------------------------------------------
          (Address of principal executive offices)
                          (Zip Code)
                       (203) 589-4600
 ------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                           (Not applicable)

         Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock $0.01 par value
                  -----------------------------
                       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X            No
   -----             ------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based upon the closing price of the registrant's common stock as of December 15, 1993, the aggregate market value of the voting stock held by non-affiliates of the registrant is $44 million.*

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                  Class:Common Stock, par value $.01 per share
              Outstanding at December 15, 1993:  3,082,817 shares.

                  Documents Incorporated By Reference:

Part II:
   Annual report to shareholders for the fiscal year ended September 30, 1993.

Part III:
     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on January 25, 1994.
- - ---------------------
* Soley for purposes of this calculation, all executive officers and directors of the registrant, Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                         Table of Contents

                           Form 10-K/A

                                                                 Page
                                                                _______

Part IV
        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Signature Page

Exhibit Index
                                PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K

                 (a) (1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

                 Report of Independent Auditors.

                 Consolidated Balance Sheets - September 30, 1993 and 1992.

                 Consolidated Statements of Income - Years ended September 30, 1993, 1992 and 1991.

                 Consolidated Statements of Shareholders' Equity - Years Ended September 30, 1993, 1992 and 1991.

                 Consolidated Statements of Cash Flows - Years Ended September 30, 1993, 1992 and 1991.

                 Notes to Consolidated Financial Statements.

                 (a) (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                 (a) (3) The following exhibits are either filed with this Report or are incorporated herein by reference:

                 Exhibit No. 3.  Certificate of Incorporation and Bylaws

                          (a) Certificate of Incorporation, as amended, incorporated herein by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-9166), filed with the SEC on December 24, 1986.

                          (b) Bylaws, as amended, incorporated by reference from Eagle's Current Report on Form 8-K dated November 12, 1993.

                 Exhibit No. 10.  Material Contracts.

                          (a) Eagle Financial Corp. Stock Option Plan, incorporated herein by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1987.

                          (b) BFS Bancorp, Inc. Stock Option Plan, incor-porated by reference from Eagle's Registration Statement on Form S-8 (No. 33-28403) filed with the SEC on April 28, 1989.

                          (c) Eagle Financial Corp. 1988 Stock Option Plan, incorporated by reference from Eagle's definitive Proxy Statement dated December 21, 1988 for the 1989 Annual Meeting of Shareholders.

                          (d) Employment Agreement dated February 10, 1987 among Eagle, Torrington and Frank J. Pascale, as amended on November 20, 1987, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1987.

                          (e) Amendment dated November 20, 1987 to employ-ment agreement among Eagle, Torrington and Frank J. Pascale, incorporated by reference from Eagle's Registration Statement on Form S-4 (No. 33-21122).

                          (f) Consulting Agreement dated July 23, 1991 among Eagle, Torrington and Frank J. Pascale, incorporated by reference from Eagle's Annual report on Form 10-K for the year ended September 30, 1991.

                          (g) Employment Agreement dated November 30, 1987 between Torrington and Howard E. Walsh and Consulting Agreement dated March 17, 1988 between Eagle and Howard E. Walsh, incorporated by reference from Eagle's Registration Statement on Form S-4 (No. 33-21122) filed with the SEC on April 8, 1988.

                          (h) Employment Agreement dated August 25, 1988 among Eagle, Bristol and Ralph T. Linsley, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1988.

                          (i) Consulting Agreement dated August 25, 1988 between Eagle and Ralph T. Linsley, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1988.

                          (j) Employment Agreement dated August 25, 1988 among Eagle, Bristol and Ercole J. Labadia, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1988.

                          (k) Employment Agreement dated August 25, 1988 among Eagle, Bristol and Barbara S. Mills, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1988.

                          (l) Employment Agreement dated July 1, 1989 among Eagle, Torrington, and Bristol, and Irene K. Hricko, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (m) Employment Agreement dated July 1, 1989 among Eagle, Torrington and Mark J. Blum, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (n) Employment Agreement dated July 1, 1989 among Eagle, Torrington and Robert J. Britton, incorporated by reference from Eagle's Annual Report on Form 10-X for the year ended September 30, 1989.

                          (o) Executive Supplemental Compensation Agreement dated October 31, 1990 between Torrington and Howard
                          E. Walsh, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1990.

                          (p)     Bristol deferred compensation plan,
                          incorporated by reference from Pre-Effective
                          Amendment No. 1 to Eagle's Registration Statement on Form S-4 (No. 33-21122) filed with the SEC on May 17, 1988.

                          (q) Eagle Financial Corp. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1988.

                          (r) Bristol Profit Sharing Plan, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1988.

                          (s) Incentive Stock Option Agreement dated Feb-ruary 10, 1987 between Eagle and Frank J. Pascale, incorporated herein by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1987.

                          (t) Non-Incentive Stock Option Agreement dated February 10, 1987 between Eagle and Frank J. Pascale, incorporated herein by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1987.

                          (u) Incentive Stock Option Agreement dated Feb-ruary 16, 1989 between Eagle and Frank J. Pascale, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (v) Non-Incentive Stock Option Agreement dated February 16, 1989 between Eagle and Frank J. Pascale, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (w) Incentive Stock Option Agreement dated March 30, 1989 between Eagle and Ralph T. Linsley, incorp-orated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (x) Non-Incentive Stock Option Agreement dated March 30, 1989 between Eagle and Ralph T. Linsley, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (y) Non-Incentive Stock Option Agreement dated November 30, 1987 between Eagle and Howard E. Walsh, incorporated by reference from Eagle's Registration Statement on Form S-4 (No. 33-21122) filed with the SEC on April 8, 1988.

                          (z) Incentive Stock Option Agreement dated March 30, 1989 between Eagle and Russell H. Modeen, incorp-orated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (aa) Incentive Stock Option Agreement dated March 30, 1989 between Eagle and Ercole J. Labadia, incorp-orated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1989.

                          (bb) Guarantee and Pledge Agreement dated November l, 1990 between Eagle and Bank of Boston Connecticut, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1990.

                          (cc) First Amendment to Employment Agreement dated April 13, 1992 among Eagle, Torrington and Bristol, and Irene K. Hricko, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1992.

                          (dd) First Amendment to Employment Agreement dated April 13, 1992 among Eagle, Torrington and Robert J. Britton, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended Sept-ember 30, 1992.

                          (ee) Amendment to Employment Agreement dated August 31, 1992 between Torrington and Howard E. Walsh, incorporated by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1992.

                 Exhibit No. 13.  1992 Annual Report to Shareholders.

         A copy of the 1993 Annual Report to Shareholders is attached to this Report. Portions of the Annual Report to Shareholders have been incorporated by reference into this Form 10-K.

                 Exhibit No. 22.  Subsidiaries of the Registrant.

                 A list of Eagle's subsidiaries is included as an exhibit to this Report.

                 Exhibit No. 24.  Consents

                 Consent of KPMG Peat Marwick.

                 Consent of Ernst and Young.


         (b) The Registrant filed a Current Report on Form 8-K dated November 12, 1993 relating to an amendment of its by-laws and year-end earnings release.

         (c)     Exhibits to this Form 10-K are attached.

         (d)     Not applicable.

                 Exhibit No. 99.  Reports

                 Report of Ernst and Young.

                 For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statements Nos. 33-9166, 33-21122 and 33-28403:
                 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as express in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being register, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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




                                                 Eagle Financial Corp.
                                             ---------------------------
                                                     Registrant



Date:    March 24, 1994                      By:  /s/ Ralph T. Linsley
                                                ------------------------
                                                    Ralph T. Linsley
                                                   President and Chief
                                                    Executive Officer




Date:    March 24, 1994                      By:  /s/ Mark J. Blum
                                                ------------------------
                                                      Mark J. Blum
                                                Vice President and Chief
                                                    Financial Officer

                          EXHIBIT INDEX



The following additional exhibits are filed as part of this Amendment No.1 on Form 10-K/A. The other exhibits described in Item 14, were filed previously as part of the Registrants Form 10-K on December 30, 1993.


            Exhibit No. 24. Consents

                            Consent of Ernst & Young.

            Exhibit No. 99 Reports

                            Report of Ernst & Young.