Form 10-Q
period 1994-06-30
EAGLE FINANCIAL CORP
filed 1994-08-11
CIK 792369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

     Commission file number


                             EAGLE FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)


             Delaware                                06-1194047
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 identification No.)


                   P.O. Box 1157, Bristol, Connecticut, 06010
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (203) 589-4600
             (Registrant's telephone number, including area code)



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

                            Yes        No.    X
                               -------    --------

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

 Common Stock (par value $0.01)                       3,123,035
 ______________________________              ___________________________
           (class)                           (Approximate No. of Shares
                                                Outstanding at 8/3/94,
                                               Excluding Treasury Stock)

                             EAGLE FINANCIAL CORP.

                                     INDEX

                                                                                                           Page No.

PART I     -   FINANCIAL INFORMATION

               Consolidated Balance Sheets at June 30, 1994 (unaudited) and September 30, 1993............

               Consolidated Statements of Income (unaudited) for the Three and Nine Months Ended
               June 30, 1994 and 1993.....................................................................

               Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
               June 30, 1994 and 1993.....................................................................

               Notes to Consolidated Financial Statements (unaudited).....................................

               Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................

PART II    -   OTHER INFORMATION..........................................................................

SIGNATURES

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Eagle Financial Corp. and Subsidiaries
                          Consolidated Balance Sheets


(dollars in thousands, except for per share data)                           June 30, 1994           September 30,
                                                                             (Unaudited)                1993
                                                                            -------------           -------------
Assets
  Cash and amounts due from depository institutions ..........              $    18,285              $    12,462
  Interest-bearing deposits ..................................                   57,904                    9,496
  Federal funds sold .........................................                   23,700                     --
                                                                            -----------              -----------
   Cash and cash equivalents .................................                   99,889                   21,958
  Securities available for sale (market value $16,815
   at June 30, 1994 and $15,601 at September 30, 1993) .......                   16,815                   15,599
  Investment securities (market value $82,423 at
   June 30, 1994 and $47,954 at September 30, 1993) ..........                   84,415                   46,880
  Mortgage-backed securities (market value $72,311 at
   June 30, 1994 and $24,748 at September 30, 1993) ..........                   72,712                   25,953
  Loans receivable, net of allowance for loan losses of $8,370
    at June 30, 1994 and $5,005 at September 30, 1993 ........                  775,135                  656,344
  Accrued interest receivable ................................                    5,156                    4,380
  Real estate acquired in settlement of loans and
   in-substance repossessed real estate, net .................                    3,932                    5,471
  Stock in Federal Home Loan Bank of Boston, at cost .........                    6,535                    5,949
  Premises and equipment, net ................................                    6,132                    6,029
  Prepaid expenses and other assets ..........................                   29,005                    3,905
                                                                            -----------              -----------
Total assets .................................................              $ 1,099,726              $   792,468
                                                                            ===========              ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits ...................................................              $   982,673              $   706,214
  Federal Home Loan Bank advances ............................                   23,750                   15,500
  Borrowed money .............................................                    7,892                      752
  Advance payments by borrowers for taxes and insurance ......                    6,533                    3,577
  Accrued expenses and other liabilities .....................                   14,233                    6,018
                                                                            -----------              -----------
Total liabilities ............................................                1,035,081                  732,061

Shareholders' Equity:
  Serial preferred stock, $.01 par value,
   2,000,000 shares authorized and unissued ..................                     --                       --
  Common stock, $.01 par value, 8,000,000 shares authorized;
   3,161,851 and 3,097,547 shares issued at
   June 30, 1994 and September 30, 1993, respectively,
   including 43,066 shares held in treasury ..................                       32                       31
  Additional paid-in capital .................................                   34,415                   33,562
  Retained earnings ..........................................                   31,777                   27,928
  Cost of common treasury stock ..............................                     (362)                    (362)
  Employee stock ownership plan stock ........................                     (542)                    (752)
  Unrealized securities losses, net ..........................                     (675)                      --
                                                                            -----------              -----------
   Total shareholders' equity ................................                   64,645                   60,407
                                                                            -----------              -----------
Commitments and contingencies
Total liabilities and shareholders' equity ...................              $ 1,099,726              $   792,468
                                                                            ===========              ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                     Eagle Financial Corp. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

(dollars in thousands, except for per share data)            Three Months Ended                 Nine Months Ended
                                                                  June 30,                           June 30,
                                                      -----------------------------         -----------------------------
                                                         1994               1993               1994               1993
                                                      ----------         ----------         ----------         ----------
Interset Income:
  Interest and fees on loans ................         $   12,540         $   12,163         $   36,834         $   36,383
  Interest on mortgage-backed securities ....                628                459              1,357              1,420
  Interest on investment securities .........              1,164                941              2,530              3,113
  Dividends on investment securities ........                494                347              1,354              1,024
                                                      ----------         ----------         ----------         ----------
    Total interest income ...................             14,826             13,910             42,075             41,940
Interest Expense:
  Interest on deposits ......................              6,649              6,716             19,277             21,228
  Interest on Federal Home Loan Bank advances                402                109                896                326
  Interest on borrowed money ................                 34                  4                 36                 13
                                                      ----------         ----------         ----------         ----------
    Total interest expense ..................              7,085              6,829             20,209             21,567
    Net interest income .....................              7,741              7,081             21,866             20,373
Provision for loan losses ...................                300                529                900              1,179
                                                      ----------         ----------         ----------         ----------
    Net interest income after provision
     for loan losses ........................              7,441              6,552             20,966             19,194
Other income:
  Net gain on sale of investment securities .               --                    1               --                 --
  Net gain on sale of loans .................               --                 --                  120               --
  Customer service fee income ...............                546                421              1,343              1,247
  Other .....................................                269                204                786                561
                                                      ----------         ----------         ----------         ----------
    Total other income ......................                815                626              2,249              1,808
                                                      ----------         ----------         ----------         ----------
                                                           8,256              7,178             23,215             21,002
                                                      ----------         ----------         ----------         ----------
Other expenses:
  Compensation, payroll taxes and benefits ..              2,094              1,840              6,391              5,464
  Office occupancy ..........................                535                482              1,529              1,379
  Advertising ...............................                138                109                425                400
  Provision for losses on real estate
   acquired in settlement of loans ..........                 80                 91                435                199
  Operation of real estate acquired
   in settlement of loans ...................                159                158                597                532
  Federal insurance premium .................                408                347              1,106              1,054
  Data processing expenses ..................                322                265                874                809
  Other .....................................                750                637              2,138              2,206
                                                      ----------         ----------         ----------         ----------
    Total other expenses ....................              4,486              3,929             13,495             12,043
                                                      ----------         ----------         ----------         ----------
    Income before income taxes and cumulative
     effect of accounting changes ...........              3,770              3,249              9,720              8,959
Income taxes ................................              1,608              1,618              4,078              4,235
                                                      ----------         ----------         ----------         ----------
    Income before cumulative
     effect of accounting changes ...........              2,162              1,631              5,642              4,724
Cumulative effect of accounting changes .....               --                 --                   30               --
                                                      ----------         ----------         ----------         ----------
    Net income ..............................         $    2,162         $    1,631         $    5,612         $    4,724
                                                      ==========         ==========         ==========         ==========
Net income per share before cumulative
   effect of accounting change ..............         $     0.67         $     0.52         $     1.75         $     1.51
Cumulative effect of accounting change ......               --                 --                 0.01               --
Net income per share ........................               0.67               0.52               1.74               1.51
Weighted-average shares outstanding .........          3,239,079          3,145,049          3,219,244          3,122,846
Dividends per share .........................         $     0.19         $     0.15         $     0.57         $     0.46

                     Eagle Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flow (Unaudited)


                                                                           Nine Months Ended
(in thousands)                                                                  June 30,
                                                                          --------------------
                                                                          1994            1993
                                                                          ----            ----
OPERATING ACTIVITIES:
Net Income ..................................................           $5,612           $4,724
Adjustments to reconcile net income to net
   cash provided by operating activities:
           Provision for loan losses ........................              900            1,179
           Provision for losses on real estate acquired
              in settlement for loans .......................              435              199
           Provision for depreciation and amortization ......              419              415
           Accretion of discounts and fees on loans .........             (764)            (400)
           Amortization of premiums on loans ................                1                1
           Amortization of premiums (accretion of discounts)
              on mortgage-backed securities .................               (7)               7
           Amortization of premiums (accretion of discounts)
              on investments ................................              110               73
           Amortization of core deposit intangibles .........              361              217
           Realized mortgage loan losses (gains), net .......             (120)            --
           Decrease (increase) in accrued interest receivable             (776)             216
           Increase (decrease) in accrued interest payable ..              173              (84)
           Loan origination fees ............................              981              989
           Other, net .......................................           15,647            3,703
                                                                       --------         --------

           Net Cash Provided by Operating Activities ........           22,972           11,239

INVESTING ACTIVITIES:
Proceeds from sales of investment securities
   available for sale .......................................            2,800             --
Proceeds from sales of investment securities
   prior to maturity ........................................             --              2,099
Proceeds from maturities of investment securities ...........            8,000            5,750
Proceeds from amortization of investment securities .........           17,297           14,474
Purchases of securities available for sale ..................           (4,800)            --
Purchases of investment securities ..........................          (38,685)          (1,932)
Principal payments on mortgage-backed securities ............            8,902            2,995
Purchases of mortgage-backed securities .....................           (7,135)            --
Principal payments on loans receivable ......................          108,815           76,167
Loan originations ...........................................         (164,068)        (147,839)
Proceeds from sales of loans ................................           10,980              673
Proceeds from sales of real estate acquired in
   settlement of loans ......................................            2,187            2,600
Purchases of premises and equipment .........................             (522)            (476)
Increase in investment in Federal Home Loan Bank stock ......             (586)          (1,610)
Acquisition of loans, investments and other assets ..........         (185,280)            --
                                                                      --------          --------

           Net Cash Used by Investing Activities ............         (242,095)         (47,099)

FINANCING ACTIVITIES:
Net increase in Passbook, NOW and Money
   Market Accounts ..........................................           23,688           22,480
Net increase (decrease) in certificate accounts .............          (20,056)           1,226
Assumption of deposits and liabilities of acquired banks ....          275,986             --
Borrowings under Federal Home Loan Bank advances ............           31,950             --
Principal payments under Federal Home Loan Bank advances ....          (23,700)            --
Net increase (decrease) in borrowed money ...................            7,140           (1,012)

                     Eagle Financial Corp. and Subsidiaries
            Consolidated Statements of Cash Flow (Unaudited) (continued)




                                                                                              Nine Months Ended
(in thousands)                                                                                     June 30,
                                                                                            -----------------------
                                                                                              1994           1993
                                                                                            --------       --------

Net increase in advance payments by borrowers
   for taxes and insurance .........................................................       $   2,956       $  2,574
Proceeds from exercise of stock options and dividends reinvested ...................             853            631
Cash dividends .....................................................................          (1,763)        (1,393)
                                                                                            --------       --------

           Net Cash Provided by Financing Activities ...............................       $ 297,054       $ 24,506
                                                                                            ========       ========

           Increase (decrease) in cash and cash equivalents ........................       $  77,931       $(11,354)
Cash and cash equivalents at beginning of period ...................................          21,958         33,132
                                                                                            --------       --------

           Cash and cash equivalents at end of period ..............................       $  99,889       $ 21,778
                                                                                            ========       ========

NON-CASH INVESTING ACTIVITIES:
Transfers of loans to foreclosed real estate .......................................       $   1,760       $  2,736
                                                                                            =========      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation

The accompanying unaudited, consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the nine-month period ended June 30, 1994 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

The consolidated financial statements include the accounts of Eagle Financial Corp. ("Eagle" or the "Company") and its wholly owned subsidiary, Eagle Federal Savings Bank ("Eagle Federal" or the "Bank"), a federally-chartered savings bank.

3.       Acquisition

The Company acquired assets of $267 million and liabilities of The Bank of Hartford, Inc. (the "Bank of Hartford") from the Federal Deposit Insurance Corporation ("FDIC") in an assisted transaction on June 10, 1994. The acquisition accounted for as a purchase transaction, increased the Company's assets to approximately $1.1 billion.

4.       Accounting Pronouncements

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

The Company adopted SFAS No. 109 as of October 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,273,000 as of October 1, 1993 is reported as a cumulative effect of an accounting change in the statement of operations for the nine months ended June 30, 1994. Prior periods' financial statements have not been restated to apply the provisions of SFAS No. 109.

At June 30, 1994, the Company has a net deferred tax asset of approximately $2.9 million. In order to fully realize the net deferred tax asset, the Company will need to either generate tax losses to carryback to recover taxes previously paid or generate future taxable income. Based upon the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset. However, there can be no specific assurance that the Company will generate any specific level of continuing earnings.

The Company had taxable income, pre-tax book income and taxes paid for the periods presented as follows:


                                       1993             1992              1991
                                      ------           ------            ------
                                                   (in thousands)

Taxable income.....................  $11,358           $10,600           $7,834
Pre-tax book income................   11,789            10,066            7,392
Federal taxes paid.................    3,934             3,614            2,671


The primary differences between taxable income and pre-tax book income relates to the provisions for loan losses and charge-offs. The Company would expect these differences to continue in the future.

For the nine months ended June 30, 1994, income tax expense attributable to income from continuing operations consists of:


                                    Current          Deferred            Total
                                                  (in thousands)

Federal.......................... $   3,202         $    (184)       $   3,018
State............................     1,120               (60)           1,060
                                      -----              ----            -----
                                  $   4,322         $    (244)       $   4,078
                                      =====              ====            =====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 and October 1, 1993 are presented below: (In thousands)



                                                                 June 30, 1994            October 1, 1993
                                                                 -------------            ---------------
                                                                             (in thousands)

Deferred tax assets:
Deferred loan fees............................................    $     996                  $    907
Post retirement benefits......................................          938                       891
Deferred compensation.........................................          249                       190
Loans receivable, primarily due to allowance
   for loan losses............................................        3,398                     2,046
                                                                  ---------                  --------
Other miscellaneous...........................................                                     76
                                                                                                   --
       Total gross deferred assets............................        5,581                     4,110
Less valuation allowance......................................           --                        --
                                                                  ---------                  --------
       Net deferred tax asset.................................        5,581                     4,110
                                                                  ---------                  --------

Deferred tax liabilities:
Premises and equipment primarily due to
   depreciation...............................................         (786)                     (772)
Tax discount on acquired loans................................       (1,912)                     (714)
Other miscellaneous...........................................          (14)
                                                                  ----------                 --------
Total gross deferred tax liabilities..........................       (2,712)                   (1,486)
                                                                  ----------                 --------
Net deferred tax asset........................................    $   2,869                  $  2,624
                                                                  ==========                 ========

The valuation allowance for deferred tax assets as of June 30, 1994 was $0. There was no change in the allowance for the nine months ended June 30, 1994.

The actual income tax expense for the nine months ended June 30, 1994 and June 30, 1993 differs from the expected income tax expense for the same periods (computed by applying the U.S., Federal statutory corporate tax rate of 35% and 34%, respectively) as follows:


                                                                                      1994              1993
                                                                                     ------            ------
                                                                                          (in thousands)

Expected income taxes on income taxes...........................................    $   3,402        $   3,046
State income taxes, net of Federal income tax benefit...........................          700              788
Other, net......................................................................          (24)             400
                                                                                        -----            -----
                                                                                    $   4,078        $   4,234
                                                                                        =====            =====

Eagle Federal has not provided deferred income taxes for Eagle Federal's tax return reserve for bad debts that arose in tax years beginning before December 31, 1987 because it is not expected that this difference will reverse in the foreseeable future. The cumulative net amount of income tax temporary difference related to the reserve for bad debts for which deferred taxes have not been provided was approximately $8.9 million at June 30, 1994. If Eagle Federal does not meet the income tax requirements necessary to permit it to claim a percentage of taxable income loan loss deduction in the future, the Bank under certain circumstances could incur a tax liability for the previously deducted tax return loan loss in the year in which such requirements are not met. This potential liability for which no deferred income taxes have been provided was approximately $3.7 million as of June 30, 1994.

On October 1, 1993, the Company also adopted SFAS No. 106, "Accounting for Post-retirement Benefits Other Than Pensions." This accumulated post-retirement benefit obligation ("APBO") existing at time of adoption was approximately $2,194,000 before income taxes of $891,000. The $1,303,000 reduction in income net of taxes was recognized as a cumulative effect of a change in accounting method in the statement of operations for the nine months ended June 30, 1994.

The Company provides health benefits for future retirees within certain limits and for current retirees. The Company does not have any assets specifically segregated for the payment of health benefits.

The following is a summary of the obligation to provide health benefits at October 1, 1993:

Accumulated post-retirement benefit obligation related to active employees..............     $   1,594,000
Accumulated post-retirement benefit related to retirees.................................           600,000
                                                                                                 ---------

Total accumulated post-retirement benefit obligation and amount
   recognized in statement of condition.................................................     $   2,194,000
                                                                                                 =========

Netperiodic post-retirement benefit cost for the year ended September 30, 1994 will be approximately:

Service cost............................................................................     $      89,000
Interest in APBO........................................................................           135,000
Amortization of APBO (a)................................................................           (28,000)
                                                                                                 ---------

Total cost..............................................................................     $     196,000
                                                                                                 =========

(a) Amortization to reflect changes in Eagle Financial post-retirement benefits plan made subsequent to October 1, 1993.

The Company has used a composite health care cost trend rate of 7% to measure the expected cost benefits. The weighted average discount rate is also 7%.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

         At June 30, 1994, Eagle had total assets of $1.1 billion, compared to $792.5 million at September 30, 1993. The primary reason for the growth from fiscal year end 1993 to June 30, 1994 is the recent Bank of Hartford, Inc. transaction. See "--Financial Condition." Deposits grew to $982.7 million at June 30, 1994 from $706.2 million at September 30, 1993. The growth in deposits includes the impact of the June 1994 assumption of $275.0 million of deposits of the Bank of Hartford.

         For the three months ended June 30, 1994, Eagle had net income of $2.2 million, or $0.67 per share, compared to $1.6 million, or $0.52 per share, for the same period in 1993. For the nine months ended June 30, 1994, Eagle had net income of $5.6 million, or $1.74 per share, compared to $4.7 million, or $1.51 per share, for the same period in 1993. Eagle's return on average shareholders' equity for the nine months ended June 30, 1994 was 12.01% (annualized). For the same period, Eagle's return on average assets was 0.90%.

         Increases in net income in recent fiscal years are principally attributable to increases in the average balance, or volume, of interest-earning assets, as interest rate margins remained relatively stable over such periods. Since the second quarter of fiscal 1994, however, interest rates have risen. As a result, those of Eagle's assets which are subject to repricing in the short-term have begun to earn higher yields. In contrast, the prevailing market interest rates paid on deposit liabilities, Eagle's primary source of funds and largest amount of interest-bearing liabilities, have not significantly increased. Eagle anticipates that if market interest rates continue to rise, the cost of interest-bearing deposits will increase, thereby having a negative impact on Eagle's average interest rate spread and net interest margin.

         The operations of the Company and the entire thrift industry are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings nationwide.

Results of Operations - Bank of Hartford Acquisition

         The Bank of Hartford acquisition was completed on June 10, 1994 and, although reflected in the financial condition of Eagle at June 30, 1994, did not have a significant impact on Eagle's operating results for the nine months ended June 30, 1994. As part of the acquisition, Eagle assumed deposits with a weighted average interest cost of 3.82% at June 30, 1994. Eagle also acquired $80.6 million of loans with a weighted average yield of 8.33% at June 30, 1994 and $72.7 million of investment securities priced at fair market value as of June 10, 1994 (the date of acquisition). Eagle also received $112.4 million in cash and cash receivables from the FDIC, substantially all of which was invested initially in short-term securities and interest-bearing accounts. Eagle intends to utilize such funds primarily for origination of loans and, to a lesser extent, to purchase mortgage-backed and investment securities. See "-Financial Condition." In addition, Eagle purchased the loan servicing rights on $80.5 million of loans with an average loan servicing fee of 0.375%.

         The Bank of Hartford transaction is expected to have a positive impact on the Company's efficiency ratio (other expenses to net interest income and other income). As to other expenses, Eagle believes that the primary impact of the transaction will be additional office occupancy and compensation related expenses for the six new banking offices acquired. Eagle has retained approximately 50 former branch personnel of the Bank of Hartford to operate the new banking offices. Other expenses such as federal insurance premiums and data processing expense also will increase as a result of the increase in deposit accounts. As to the six new offices, as of June 30, 1994 the average amount of deposits held in each office was $41.6 million, which approximates the average amount of deposits held in the other banking offices of Eagle.

         As part of the Bank of Hartford acquisition, Eagle intends to purchase for $65,000 three former Bank of Hartford banking offices. Based on current appraisals, Eagle believes that the fair value of the purchased offices will exceed significantly the amount of the purchase price. The final determination of fair value is subject to further review of current appraisals and environmental issues related to the purchased offices. The amount of any excess of fair value over the purchase price will result in a corresponding increase in the carrying value of the purchased premises and a reduction in the amount of the intangible asset that resulted from the Bank of Hartford transaction.

Results of Operations - Comparison of Periods Ended June 30, 1994 and 1993

         Net Income - Eagle had net income of $5.6 million, or $1.74 per share, for the nine months ended June 30, 1994, an increase of $888,000, or 18.8%, from net income of $4.7 million, or $1.51 per share, for the comparable period in 1993. Net interest income increased $1.5 million, or 7.3%, from $20.4 million for the nine months ended June 30, 1993 to $21.9 million for the comparable period in 1994. Other income increased $441,000, or 24.4%, to $2.2 million for the nine months ended June 30, 1994 and other expenses increased $1.5 million, or 12.1%, to $13.5 million.

         Eagle had net income of $2.2 million, or $0.67 per share, for the quarter ended June 30, 1994, an increase of $531,000, or 32.6%, from net income of $1.6 million, of $0.15 per share. Net interest income increased $660,000, or 9.3%, from $7.1 million for the quarter ended June 30, 1993 to $7.7 million for the quarter ended June 30, 1994. Compared to the June 30, 1993 quarter, other income increased $189,000, or 30.2% to $815,000 for the quarter ended June 30, 1994, and other expenses increased $557,000, or 14.2%, to $4.5 million for the quarter ended June 30, 1994.

         Net Interest Income - Net interest income increased $660,00, or 9.3%, from $7.1 million for the June 30, 1993 quarter to $7.7 million for the June 30, 1994 quarter. Net interest income increased $1.5 million, or 7.3%, to $21.9 million for the nine months ended June 30, 1994, as compared to $20.4 million for the nine months ended June 30, 1993. The increased net interest income is reflected in a $135,000 increase in interest income, coupled with a $1.4 million decrease in interest expense. For the nine months ended June 30, 1994, Eagle's average interest rate spread was 3.40%, and its net interest margin was 3.61%, compared to 3.42% and 3.65%, respectively, for the nine months ended June 30, 1993.

         Interest income for the June 30, 1994 quarter increased $916,000, or 6.6%, to $14.8 million, compared to $13.9 million for the comparable period in 1993. Interest income during the nine months ended June 30, 1994 remained relatively stable compared to the same period in 1993, increasing $135,000, or 0.3%, to $42.1 million. Average interest earning assets increased to $807.7 million for the nine months ended June 30, 1994, compared to $744.8 million for the same period in 1993. This increase is reflected primarily in a $64.6 million increase in average loans receivable which resulted from high levels of loan originations during the nine months ended June 30, 1994. The growth in average interest-earning assets was substantially offset by a 56 basis point decline in the average yield of such assets.

         Interest expense for the June 30, 1994 quarter increased $256,000, or 3.7%, to $7.1 million, compared to $6.8 million for the comparable period in 1993. Interest expense decreased $1.4 million, or 6.3%, to $20.2 million for the nine months ended June 30, 1994 compared to $21.6 million for the same period in 1993. Notwithstanding a $39.1 million increase in average deposits to $736.3 million for the nine months ended June 30, 1994, the interest expense attributable to such funds decreased $2.0 million, resulting in an average cost of deposits of 3.49% for the 1994 period compared to 4.06% for the 1993 period. Average total borrowings also increased to $22.1 million during the 1994 period compared to $6.1 million during the 1993 period. However, the average cost of such borrowings in the 1994 period was 5.62% compared to 7.44% in the 1993 period. The average cost of funds for Eagle was 3.55% for the nine months ended June 30, 1994 compared to 4.09% for the same period in 1993.

         Provision for Loan Losses - Eagle added provisions for loan losses of $300,000 for the quarter ended June 30, 1994, compared to $529,000 for the same period in 1993. Eagle added provisions of $900,000 to its allowance for loan losses during the nine month period ended June 30, 1994. This compares to $1.2 million in loan loss provisions for the nine months ended June 30, 1993. Net loan charge-offs for the nine months ended June 30, 1994 were $1.0 million (or 0.15% of average net loans receivable), compared to $958,000 (or 0.11% of average net loans receivables) for the same period in 1993. The decreased provision in 1994 reflects management's analysis of the risk elements of the loan portfolio, current delinquency and payment trends (including the slightly increased level of loan charge-offs in the nine months ended June 30, 1994) and the adequacy of the allowance for loan losses. At June 30, 1994, Eagle's allowance for loan losses was $8.4 million, or 1.07% of loans receivable, compared with $4.5 million, or 0.70%, one year earlier. The allowance for loan losses at June 30, 1994 includes $3.5 million added to the allowance as part of the Bank of Hartford transaction. See "-Financial Condition - Allowance for Loan Losses."

         Other Income - Other income increased $189,000, or 30%, to $815,000 for the June 30, 1994 quarter, compared to $626,000 for the same period in 1993. The increase includes a $125,000 increase in customer services fee income.

         Other income increased $441,000, or 24.4%, to $2.2 million for the nine months ended June 30, 1994 from $1.8 million for the same period in 1993. The increase in the 1994 nine month period is attributable primarily to a $120,000 net gain on sale of mortgage loans and a $218,000 increase in customer service fee income.

         Other Expenses - Other expenses increased $557,000, or 14.2%, to $4.5 million for the June 30, 1994 quarter, compared to $3.9 million for the same period in 1993. The increase includes a $254,000 increase in compensation related expenses, $61,000 increase in federal deposit insurance premiums and $57,000 increase in data processing expenses.

         Other expenses for the nine months ended June 30, 1994 increased $1.5 million, or 12.1%, to $13.5 million compared to $12.1 million for the nine month period ended June 30, 1993. The largest contributing factors to the increase included higher compensation related expenses of $6.4 million for the nine months ended June 30, 1994, compared to $5.5 million for the same period in 1993, and larger provisions for losses on real estate owned of $435,000, compared to $199,000 for the same respective periods. The higher compensation related expenses reflect increased pension expenses for the 1994 period compared to 1993 because the Company's pension plan was over-funded during part of 1993. Also, the Company's post-retirement benefits expenses increased as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 (see "-Cumulative Effect of Accounting Change" below). The increase in the provision for losses on real estate owned during the first nine months of fiscal 1994 reflects Eagle's current strategy to sell properties more aggressively than in the past. A total of 29 properties with a book value of $2.2 million were sold in the nine months ended June 30, 1994.

         Income Taxes - Income tax expense was $1.6 million for both the quarter ended June 30, 1994 and June 30, 1993. Income tax expense was $4.1 million for the nine months ended June 30, 1994, compared to $4.2 million for the same period in 1993. Notwithstanding higher income during the 1994 period as compared to the 1993 period, income tax expense was $157,000, or 3.7%, less for the 1994 period. As a result of the adoption of SFAS No. 109, "Accounting for Income
Taxes," (see "-Cumulative Effect of Accounting Change" below), Eagle is permitted a tax benefit for certain real estate owned and loan loss provisions that was not allowed under prior accounting rules.

         Cumulative Effect of Accounting Changes - Eagle was required to adopt two accounting pronouncements in the first quarter of fiscal 1994. The cumulative effect of these accounting changes, net of related tax benefits, was to reduce net income by approximately $30,000 during the nine months ended June 30, 1994. The adoption of SFAS No. 109, "Accounting for Income Taxes", resulted in recognition of a tax benefit of approximately $1.3 million during the nine months ended June 30, 1994. The adoption of SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions", resulted in a one-time cumulative adjustment that, net of the related tax benefit, reduced net income by approximately $1.3 million.

Financial Condition

         Total assets of the Company increased to $1.1 billion at June 30, 1994 from $792.5 million at September 30, 1993. The growth in assets from fiscal year end 1993 to June 30, 1994 reflects primarily Eagle's acquisition of certain assets and assumption of certain liabilities of the Bank of Hartford from the FDIC. In the Bank of Hartford transaction, which was completed on June 10, 1994, Eagle acquired $267.3 million of assets, including $80.6 million of loans (substantially all of which were 1-4 family first mortgage and home equity loans),  $112.4  million  of  cash,  other  amounts  due  from  banks  and  cash receivables due from the FDIC, $72.7 million of investment securities (substantially all of which are U.S. Treasury and government agency securities) and $1.6 million of other assets (primarily accrued interest receivable on the purchased loans). Also, as part of the Bank of Hartford acquisition, Eagle intends to purchase three of the former Bank of Hartford banking offices. See "--Results of Operations -- Bank of Hartford Acquisition."

         Loans Receivable, Net - The Company's net loans receivable portfolio increased to $775.1 million at June 30, 1994 from $656.3 million at September 30, 1993. The growth in the net loans receivable portfolio reflects strong total loan originations of $164.1 million during the nine months ended June 30, 1994. Increased loan origination activity during the first nine months of fiscal 1994 is due in substantial part to refinancings of mortgage loans in reaction to generally low market interest rates. Also, in June 1994 the Bank acquired $80.6 million of loans in the Bank of Hartford transaction. Substantially all of the loans purchased in this transaction consisted of 1-4 family first mortgage and home equity loans.

         Allowance for Loan Losses - At June 30, 1994, Eagle's allowance for loan losses totaled $8.4 million, compared to $5.0 million at September 30, 1993. Management monitors the adequacy of the allowance for loan losses and periodically makes additions based upon an ongoing assessment of the loan portfolio. During the nine months ended June 30, 1994, in addition to a $900,000 provisions for loan losses, Eagle increased the allowance by $3.5 million in connection with the acquisition of $80.6 million of loans in the Bank of Hartford transaction.

         Management monitors the adequacy of the allowance for loan losses and periodically makes additions in the form of provisions for loan losses based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current market and economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. The additional $3.5 million and $1.8 million of allowance for loan losses that were booked as part of the Bank of Hartford and Danbury Federal transactions, respectively, were based on management's evaluation of the loans acquired in these transactions. Such evaluation included an analysis of the loss on all delinquent loans as well as the risk of the remaining 1-4 family and consumer loans acquired. The additional allowances were accounted for as an adjustment to the premium paid by Eagle in the Bank of Hartford and Danbury Federal transactions.

         The ratio of allowance for loan losses to non-performing loans was 104% and 77% at June 30, 1994 and September 30, 1993, respectively. This coverage ratio will vary from time to time based upon the composition of, and management's analysis of the risk elements in the loan portfolio, as well as the composition of problem loans. The allowance for loan losses is not based on a percentage of non-performing loans, but on the total portfolio classified by risk group plus estimated losses on individual problem loans.

         The following table sets forth the amount of accruing loans delinquent 60-89 days, the amount of non-accrual loans, the balance of the Company's allowance for loan losses and the coverage ratio of such allowance to the total of loans at the dates indicated. See "--Non-performing Assets" below for definition of non-accrual loans.


                                           June 30,              September 30,             September 30,
                                             1994                    1993                      1992
                                             ----                    ----                      ----
                                                           (Dollars in thousands)

Accruing loans delinquent 60-89
  days................................    $   1,724 (a)           $   2,412                  $  2,332
Non-accrual loans.....................        8,027 (b)               6,492                     3,996
                                              -----                   -----                     -----

Total.................................    $   9,751               $   8,904                  $  6,328
                                              =====                   =====                     =====
Allowance for loan losses.............    $   8,370 (c)           $   5,005                  $  4,011
Coverage ratio........................         85.8%                   56.2%                     63.4%
- - -----------------

(a)  Includes $431,000 of loans delinquent 60-89 days or more acquired in the Bank of Hartford transaction.
(b)  Includes $2.5 million of non-performing loans acquired in the Bank of Hartford transaction.
(c)  Includes an additional  $3.5 million of allowance for loan losses  established as part of the Bank of Hartford transaction.


         At June 30, 1994, loans delinquent 60 days or more (including non-performing loans) totaled $6.8 million (before giving effect to $2.9 million of such loans acquired in the Bank of Hartford transaction), compared to $8.9 million at September 30, 1993 and $6.3 million at September 30, 1992. Eagle's progress in reducing loans delinquent 60 days or more during the nine months ended June 30, 1994 is attributable to a stabilized Connecticut economy coupled with the Bank's increased collection efforts earlier in the collection cycle.

         Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination. The OTS completed a regularly scheduled examination of the Bank during 1993 and no changes to the allowance for loan losses were required at that time.

         Non-performing Assets - All mortgage and home equity loans generally are placed on a non-accrual basis when a loan is contractually delinquent for more than three complete calendar months, when collectability is doubtful or when legal action has been instituted. Unsecured consumer loans are placed on a non-accrual basis when a payment default has existed for more than 60 days or when collectability is doubtful or when legal action has been instituted; such loans are fully charged-off when a payment default has existed for 90 days.

         At June 30, 1994, the Company's total non-performing assets, including non-performing (or non-accrual) loans, real estate owned as a result of foreclosure or deed in lieu thereof and in-substance foreclosures, was $12.0 million or 1.09% of total assets. Non-performing assets were $9.2 million or 1.10% of total assets (without giving effect to the $2.8 million of non-performing assets acquired in the Bank of Hartford transaction). This compares to non-performing assets of $12.0 million, or 1.51% of total assets, at September 30, 1993. Exclusive of the non-performing assets acquired in the Bank of Hartford transaction, the amount of non-performing assets has declined during the nine months ended June 30, 1994. Management believes this trend reflects the stabilization in the real estate market and economy in Connecticut over the past 12-18 months.

         At June 30, 1994, non-performing assets (including the $2.8 million acquired in the Bank of Hartford transaction) included $8.0 million in non-performing loans and $3.9 million in real estate owned and in-substance foreclosures. At September 30, 1993, non-performing assets included $6.5 million in non-performing loans and $5.5 million in real estate owned and in-substance foreclosures.

         Although the level of non-performing loans has declined in the nine months ended June 30, 1994 (before giving effect to the non-performing assets acquired in the Bank of Hartford transaction), management expects a number of the non-performing loans to become real estate owned. The overall level of real estate owned will depend on the number of loans which can be resolved prior to foreclosure and the ability of Eagle to sell properties which it owns. The Company aggressively markets properties and has been able to decrease the level of real estate owned during the nine months ended June 30, 1994. A more active real estate market reduces the level of non-performing loans and real estate owned as properties are sold. Demand for 1-4 family residential properties in the Company's market areas has been strong in recent months.

         Mortgage-Backed and Investment Securities - The Company's total holdings of mortgage-backed and investment securities increased to $173.3 million at June 30, 1994 from $88.4 million at September 30, 1993. The increase from fiscal year end 1993 to June 30, 1994 reflects the purchase of investment securities funded with matching FHLB advances, as well as the acquisition of $72.7 million of investment securities, substantially all of which are U.S. Treasury and agency securities, in the Bank of Hartford transaction.

         The Company's investment portfolio at June 30, 1994 was comprised primarily of U.S. Treasury and government agency securities and other investment securities rated in the top grade by at least one nationally recognized rating agency. The collateralized mortgage obligation portion of the investment portfolio contains no derivative investment securities such as interest only tranches, principal only tranches or strips.

         Deposits - Deposits increased to $982.7 million at June 30, 1994 from $706.2 million at September 30, 1993. The growth in deposits includes the assumption of $275.0 million of deposits of the Bank of Hartford in June 1994. Total borrowings increased to $31.6 million at June 30, 1994 from $16.3 million at September 30, 1993. The increase in borrowed money for the first nine months of fiscal 1994 reflects the use of FHLB advances to fund a portion of loan originations and to purchase investment securities with matching durations. Loan originations also were funded with loan repayments and deposits.

Asset and Liability Management

         Net interest income, the primary component of the Company's net income, is derived from the difference or "spread" between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities and repricings of its interest-sensitive assets and liabilities. At the same time, the Company's asset and liability management strategies also must accommodate customer demands for particular types of deposit and loan products.

         While much of the Company's asset and liability management efforts involve strategies which increase the rate sensitivity of its loans and investments, such as originations of adjustable rate loans and purchases of adjustable rate mortgage-backed securities and short term investments, it also uses certain techniques to reduce the rate sensitivity of its deposits and borrowed money. Those techniques include attracting longer term certificates of deposit when the market will permit, emphasizing core deposits which are less sensitive to changes in interest rates, and borrowing through long-term FHLB advances. At June 30, 1994 and September 30, 1993, 57.8% and 58.3%, respectively, of Eagle's net loans receivable portfolio consisted of adjustable-rate mortgage and other loans. While Eagle has generally retained its local loan originations in portfolio, it may from time to time sell loans to maintain an acceptable interest rate sensitivity tolerance.

         The Company measures its exposure to rate fluctuations on a quarterly basis primarily by using a computer modeling system designed for savings institutions such as Eagle Federal. The computer modeling system quantifies the approximate impact that increases and decreases in interest rates would have on Eagle's net interest income. Under the model, interest rates are assumed to move to specified levels on an immediate or "shock" basis. The Board-approved tolerance for decreases in net interest income is up to 20%, based upon the model's prediction of the impact of an immediate 200 basis point increase in interest rates. At June 30, 1994, according to the computer model and using asset and liability repricing assumptions based on Eagle's historical experience, if interest rates were to immediately increase by 200 basis points the negative impact on the Company's net interest income would be within the Board-approved tolerance level.

         The Company also monitors other indicators of interest rate risk. One commonly used measure of interest rate risk exposure is reflected in the Company's one-year cumulative gap, which is the difference between rate sensitive assets and rate sensitive liabilities maturing or repricing within one year. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

         At June 30, 1994, using assumptions based on the Bank's historical experience, the Company's one-year gap was positive 2.7%. The Company's current asset liability management strategy is to maintain a one-year gap within a tolerance of plus or minus 15%. However, the Company believes there are certain shortcomings inherent in the gap analysis and, accordingly does not rely solely on gap analysis as an accurate measure of interest rate risk. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         Under OTS regulations to be effective as of September 30, 1994, an institution's interest rate risk exposure is measured based upon a 200 basis point change in market interest rates. A savings institution whose measured interest rate risk exposure is greater than specified levels must deduct an interest rate risk component when calculating total capital for purposes of determining regulatory risk-based capital levels. As of June 30, 1994, the Company believes that it would not have been required to deduct any interest rate risk component under the OTS interest rate risk capital regulations.

Liquidity and Capital Resources

         Total shareholders' equity increased to $64.6 million at June 30, 1994 from $60.4 million at September 30, 1993. The increase in shareholders' equity during the first nine months of fiscal 1994 reflects total net income of $5.6 million, offset by cash dividends to shareholders aggregating $1.8 million. Also during the period, shareholders' equity increased by $1.1 million as a result of a reduction in debt related to the Company's employee stock ownership plan, exercise of stock options, and purchases by shareholders under the Company's dividend reinvestment and stock purchase plan. This increase was partly offset by a $675,000 reduction in shareholders' equity at June 30, 1994 to reflect net unrealized losses on the Company's mutual fund and marketable equity securities portfolio.

         Management periodically reviews the unrealized losses on securities to assess whether a security has an other than temporary decline in value. At June 30, 1994, management did not believe that any of Eagle's securities had an other than temporary decline in value that should result in a write down of securities and a corresponding decrease in the Company's income. Management continues to monitor whether any portions of the $675,000 net unrealized losses on the Company's mutual fund and marketable securities portfolio (on a pre-tax basis at June 30, 1994) should be reflected through a write-down of such securities during future periods.

         As a member of the FHLB System, the Bank is required to maintain liquid assets at 5% of its withdrawable deposits plus short-term borrowings. At June 30, 1994, the Bank was in compliance with the OTS liquidity requirements, having a ratio of 11.7%.

         The Company's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), earnings and amortization on investments, maturing investments and FHLB advances. Principal uses of funds include loan originations, investments, payments of interest on deposits, and payments to meet operating expenses. At June 30, 1994, the Company had approximately $75.4 million in loan commitments outstanding including $24.2 million in available home equity lines of credit and $7.5 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded primarily by deposits, loan repayments, investment maturities and amortization and borrowings. The Bank has the aggregate capacity to borrow up to $625.6 million in advances from the FHLB of Boston and will continue to consider this source for lending. FHLB advances at June 30, 1994 were $23.7 million, compared to $15.5 million at September 30, 1993.

         It is the Company's general policy to purchase debt securities (including mortgage-backed securities) with the intent and ability to hold to maturity for purposes of earning interest income and meeting regulatory liquidity requirements. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities to maturity. Such securities are classified as investment securities and are stated at cost adjusted for amortization of premiums and accretion of discounts. Equity securities and mutual fund investments are accounted for, in the aggregate, at the lower of cost or market value with any unrealized loss being recorded as a reduction to shareholders' equity. When a security available for sale is sold, the proceeds are used to fund loans when deposit flows are not adequate, the rates offered on advances are not favorable, and liquidity ratios support such sales. Management believes such an approach to be prudent since it provides an opportunity to reinvest the proceeds from sales of this type into higher yielding mortgage loans. The Company also occasionally sells securities available for sale to restructure an asset/liability mismatch. During the nine months ended June 30, 1994, Eagle sold $2.8 million of investment securities. During fiscal 1993, investment securities sold totaled $12.0 million, producing net gains of $52,000, while maturing investment securities totaled $6.4 million. There were no mortgage-backed securities sold or maturing in fiscal 1993.

         The Bank is required by the OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at June 30, 1994 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Bank under applicable OTS regulations as of June 30, 1994:


                                Excess           Actual             Percent         Required           Percent
                               --------         --------           ---------       ----------         ---------
                                                            (Dollars in thousands)

Core.........................  $  50,898           4.69%          $  32,572            3.00%         $   18,326
Tangible.....................     50,564           4.66              16,286            1.50              34,278
Risk-based...................     53,930          10.59              40,726            8.00              13,204


         The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized." As of June 30, 1994, the Bank had a core capital ratio of 4.66% and met the requirements for an "adequately capitalized" institution.

Recent Accounting Developments

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that loans be impaired when it is probable that a creditor will be unable to collect all amounts (i.e., principal and interest) contractually due, and that the impairment be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. SFAS No. 114 also allows impairments to be measured based on the loan's market price or the fair value of the collateral if the loan is collateral dependent. The effective date for SFAS No. 114 is for fiscal years beginning after December 15, 1994. Eagle has not yet determined the impact of adoption of this statement.

         In May 1993, the FASB issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 generally would require that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity. Securities would be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities would be classified as trading securities or securities available for sale. Unrealized holding gains or losses for securities available for sale would be excluded from earnings and reported as a net amount in a separate component of shareholders' equity. The effective date for the statement is for fiscal years beginning after December 15, 1993. Based on the securities held by Eagle at June 30, 1994 the Company does not believe that this statement will have a material effect on the classification of its securities upon adoption. The impact on Eagle's future financial position or results of operations will be based on the future fair values of its securities.

                             EAGLE FINANCIAL CORP.

                          PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits - None.

           (b) Reports on Form 8-K - On June 24, 1994 a Form 8-K was filed to report the acquisition of The Bank of Hartford, Inc.

                             EAGLE FINANCIAL CORP.

                                   SIGNATURES



         Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EAGLE FINANCIAL CORP.




Date:  August 11, 1994                By: /s/ Ercole J. Labadia
                                         --------------------------------------
                                          Ercole J. Labadia
                                          Vice President, Administration


Date:  August 11, 1994                By: /s/ Barbara S. Mills
                                          -------------------------------------
                                          Barbara S. Mills
                                          Vice President and Treasurer