Form 10-Q/A
period 1994-03-31
EAGLE FINANCIAL CORP
filed 1994-09-09
CIK 792369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                  FORM 10-Q/A

     AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, as filed with the Securities and Exchange Commission on June 22, 1994

     For the quarterly period ended March 31, 1994


     Commission file number:  0-16751

                              EAGLE FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

             Delaware                                        06-1194047
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

                            Yes          No.    X
                                --------     ---------

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

   Common Stock (par value $0.01)                             3,131,911
             (class)                                (Approximate No. of Shares
                                                        Outstanding at 9/7/94,
                                                      Excluding Treasury Stock)

This Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1994 is being filed to amend the Quarterly Report on Form 10-Q for such period by inserting the following cover page to the Form 10-Q.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________

     Commission file number:      0-15311


                             EAGLE FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)


             Delaware                                 06-1194047
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

                                     Yes        No.    X
                                         ------     -------

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

  Common Stock (par value $0.01)                              3,118,485
           (class)                                  (Approximate No. of Shares
                                                       Outstanding at 6/22/94,
                                                      Excluding Treasury Stock)

                             EAGLE FINANCIAL CORP.

                                   SIGNATURES



         Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         EAGLE FINANCIAL CORP.




Date: September 9, 1994
                                             By: /s/ Ercole J. Labadia
                                                 Ercole J. Labadia
                                                 Vice President, Administration



Date: September 9, 1994
                                             By: /s/ Barbara S. Mills
                                                 Barbara S. Mills
                                                 Vice President and Treasurer