Form 10-Q/A
period 1994-06-30
EAGLE FINANCIAL CORP
filed 1994-09-12
CIK 792369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                  FORM 10-Q/A

     AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, as filed with the Securities and Exchange Commission on August 11, 1994

     For the quarterly period ended June 30, 1994


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

         This Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1994 is being filed to amend the Consolidated Statement of Cash Flows (unaudited) for the nine month periods ended June 30, 1994 and 1993, Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


SIGNATURES

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Eagle Financial Corp. and Subsidiaries
                          Consolidated Balance Sheets


(dollars in thousands, except for per share data)                           June 30, 1994           September 30,
                                                                             (Unaudited)                1993
                                                                            -------------           -------------
Assets
  Cash and amounts due from depository institutions ..........              $    18,285              $    12,462
  Interest-bearing deposits ..................................                   57,904                    9,496
  Federal funds sold .........................................                   23,700                     --
                                                                            -----------              -----------
   Cash and cash equivalents .................................                   99,889                   21,958
  Securities available for sale (market value $16,815
   at June 30, 1994 and $15,601 at September 30, 1993) .......                   16,815                   15,599
  Investment securities (market value $83,658 at
   June 30, 1994 and $47,954 at September 30, 1993) ..........                   84,415                   46,880
  Mortgage-backed securities (market value $72,311 at
   June 30, 1994 and $24,748 at September 30, 1993) ..........                   72,712                   25,953
  Loans receivable, net of allowance for loan losses of $8,370
    at June 30, 1994 and $5,005 at September 30, 1993 ........                  775,135                  656,344
  Accrued interest receivable ................................                    5,156                    4,380
  Real estate acquired in settlement of loans and
   in-substance repossessed real estate, net .................                    3,932                    5,471
  Stock in Federal Home Loan Bank of Boston, at cost .........                    6,535                    5,949
  Premises and equipment, net ................................                    6,132                    6,029
  Prepaid expenses and other assets ..........................                   29,005                    3,905
                                                                            -----------              -----------
Total assets .................................................              $ 1,099,726              $   792,468
                                                                            ===========              ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits ...................................................              $   982,673              $   706,214
  Federal Home Loan Bank advances ............................                   23,750                   15,500
  Borrowed money .............................................                    7,892                      752
  Advance payments by borrowers for taxes and insurance ......                    6,533                    3,577
  Accrued expenses and other liabilities .....................                   14,233                    6,018
                                                                            -----------              -----------
Total liabilities ............................................                1,035,081                  732,061

Shareholders' Equity:
  Serial preferred stock, $.01 par value,
   2,000,000 shares authorized and unissued ..................                     --                       --
  Common stock, $.01 par value, 8,000,000 shares authorized;
   3,161,851 and 3,097,547 shares issued at
   June 30, 1994 and September 30, 1993, respectively,
   including 43,066 shares held in treasury ..................                       32                       31
  Additional paid-in capital .................................                   34,415                   33,562
  Retained earnings ..........................................                   31,777                   27,928
  Cost of common treasury stock ..............................                     (362)                    (362)
  Employee stock ownership plan stock ........................                     (542)                    (752)
  Unrealized securities losses, net ..........................                     (675)                      --
                                                                            -----------              -----------
   Total shareholders' equity ................................                   64,645                   60,407
                                                                            -----------              -----------
Commitments and contingencies
Total liabilities and shareholders' equity ...................              $ 1,099,726              $   792,468
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

                     Eagle Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flow (Unaudited)


                                                                           Nine Months Ended
(in thousands)                                                                  June 30,
                                                                          --------------------
                                                                          1994            1993
                                                                          ----            ----
OPERATING ACTIVITIES:
Net Income ..................................................           $5,612           $4,724
Adjustments to reconcile net income to net
   cash provided by operating activities:
           Provision for loan losses ........................              900            1,179
           Provision for losses on real estate acquired
              in settlement for loans .......................              435              199
           Provision for depreciation and amortization ......              419              415
           Accretion of discounts and fees on loans .........             (764)            (400)
           Amortization of premiums on loans ................                1                1
           Amortization of premiums (accretion of discounts)
              on mortgage-backed securities .................               (7)               7
           Amortization of premiums (accretion of discounts)
              on investments ................................              110               73
           Amortization of core deposit intangibles .........              361              217
           Realized mortgage loan losses (gains), net .......             (120)            --
           Decrease (increase) in accrued interest receivable             (776)             216
           Increase (decrease) in accrued interest payable ..              173              (84)
           Loan origination fees ............................              981              989
           Other, net .......................................           (3,538)           3,703
                                                                       --------         --------

           Net Cash Provided by Operating Activities ........            3,787           11,239

INVESTING ACTIVITIES:
Proceeds from sales of investment securities
   available for sale .......................................            2,800             --
Proceeds from sales of investment securities
   prior to maturity ........................................             --              2,099
Proceeds from maturities of investment securities ...........            8,000            5,750
Proceeds from amortization of investment securities .........           17,297           14,474
Purchases of securities available for sale ..................           (4,800)            --
Purchases of investment securities ..........................          (38,685)          (1,932)
Principal payments on mortgage-backed securities ............            8,902            2,995
Purchases of mortgage-backed securities .....................           (7,135)            --
Principal payments on loans receivable ......................          108,815           76,167
Loan originations ...........................................         (164,068)        (147,839)
Proceeds from sales of loans ................................           10,980              673
Proceeds from sales of real estate acquired in
   settlement of loans ......................................            2,187            2,600
Purchases of premises and equipment .........................             (522)            (476)
Increase in investment in Federal Home Loan Bank stock ......             (586)            --
Acquisition of loans, investments and other assets ..........         (155,724)            --
                                                                      --------          --------

           Net Cash Used by Investing Activities ............         (222,910)         (47,099)

FINANCING ACTIVITIES:
Net increase in Passbook, NOW and Money
   Market Accounts ..........................................           23,688           22,480
Net increase (decrease) in certificate accounts .............          (20,056)           1,226
Assumption of deposits and liabilities of acquired banks ....          275,986             --
Borrowings under Federal Home Loan Bank advances ............           31,950             --
Principal payments under Federal Home Loan Bank advances ....          (23,700)            --
Net increase (decrease) in borrowed money ...................            7,140           (1,012)

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

On October 1, 1993, the Company also adopted SFAS No. 106, "Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS106"). SFAS reguires that the expected cost of post-retirement benefits be charged to expense during the period that the eligble employees render services. This accumulated post-retirement benefit obligation ("APBO") existing at time of adoption was approximately $2,194,000 before income taxes of $891,000. The $1,303,000 reduction in income net of taxes was recognized as a cumulative effect of a change in accounting method in the statement of operations for the nine months ended June 30, 1994.


The Company provides health benefits for future retirees within certain limits and for current retirees. The Company does not have any assets specifically segregated for the payment of health benefits and funds the benefits through cash flows from operations.

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

The APBO was calculated using a discount rate of 7%. The APBO for the post-retirement benefits plan was determined using a health care cost trend assumption starting at 11% on October 1, 1993 and decreasing the health care cost trend assumption by 1% per year until reaching 5% and remaining at 5% thereafter. The APBO for the post-retirement medical benefits plan would increase by 8.3% on an annual basis and the combined service cost and interest cost would increase by 5.7% on an annual basis if the health care cost trend assumption were increased by 1% each year.

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

         Increases in net income in recent fiscal years are principally attributable to increases in the average balance, or volume, of interest-earning assets, as net interest margins remained relatively stable over such periods. Since the second quarter of fiscal 1994, however, interest rates have risen. As a result, those of Eagle's assets which are subject to repricing in the short-term have begun to earn higher yields. In contrast, the prevailing market interest rates paid on deposit liabilities, Eagle's primary source of funds and largest amount of interest-bearing liabilities, have not significantly increased. Eagle anticipates that if market interest rates continue to rise, the cost of interest-bearing deposits will increase, thereby having a negative impact on Eagle's average interest rate spread and net interest margin.

         Net income for the fourth quarter of fiscal 1994 will be favorably affected by the Bank of Hartford acquisiton. See "- Results of Operations - Bank of Hartford Acquisition." Net income for such quarter will be reduced by several non-recurring expenses related to future retirement payments for services rendered by two executive officers. See "- Results of Operations - Comparison of Periods Ended June 30, 1994 and 1994."

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


Results of Operations - Bank of Hartford Acquisition

         The Bank of Hartford acquisition was completed on June 10, 1994 and, although reflected in the financial condition of Eagle at June 30, 1994, did not have a significant impact on Eagle's operating results for the nine months ended June 30, 1994. As part of the acquisition, Eagle acquired $265.0 million of assets (not including $11.0 million of goodwill and core deposit intangibles), and assumed $272.8 million of deposits as well as $2.3 million of advance payments by borrowers for taxes and insurance and $978,000 of other liabilities, primarily accrued interest payable on deposits.

         The assets acquired included $112.4 million of cash and receivables due from the FDIC, $80.6 million of loans, $72.7 million of investments and mortgage-backed securities, and $2.6 million of other assets (consisting of $1.4 million of accrued interest receivable, $880,000 of mortgage servicing rights and $260,000 of real estate acquired in settlement of loans). See "-Financial Condition."

         The $112.4 million in cash and receivables due from the FDIC included $30.4 million of cash, amounts due from banks and interest bearing deposits of the Bank of Hartford which were acquired. The remaining $82.0 million of cash and receivables due from the FDIC represented the excess of liabilities assumed over assets acquired in the transaction, the estimated amount due from the FDIC to adjust the investment and mortgage-backed securities to market value at June 10, 1994 and certain settlement items currently being negotiated with the FDIC, less an $8.7 million premium paid by Eagle to the FDIC to purchase the assets and assume the liabilities. Of the $82.0 million of cash and receivables due from the FDIC, $72.3 million was received on June 13, 1994. At June 30, 1994, substantially all of the acquired cash, net of the amount used to fund deposit run-off, was invested in federal funds and interest-bearing deposits at a weighted average yield of 4.25%. Eagle intends to increase the yield received on such funds, primarily through the use of such funds to originate loans and, to a lesser extent, to purchase short-and intermediate-term investments.

         Investments and mortgage-backed securities acquired included $24.1 million of debt securities, consisting of $16.0 million of collateralized mortgage obligations, $4.9 million of U.S. government agency and corporation debt, $2.3 million of U.S. Treasury securities and an $880,000 municipal bond. Also acquired were $48.5 million of Federal Home Loan Mortgage Corporation mortgage-backed certificates. The actual purchase price of the investment and mortgage-backed securities is subject to adjustment based upon a valuation of such securities as of June 10, 1994 to be obtained by the FDIC. Eagle intends to retain the portfolio, except for FHLB securities with an estimated market value at June 10, 1994 of approximately $4.9 million, which do not meet Eagle's investment securities criteria because of their repricing formula. Eagle is seeking to have the FDIC exclude the FHLB securities from the Bank of Hartford acquisition. Based upon management's valuation of the investment and mortgage-backed securities acquired at June 10, 1994, except for the FHLB securities, which are not expected to be retained, the acquired portfolio had an estimated weighted average yield of 7.22% at June 30, 1994.

         Loans acquired in the Bank of Hartford acquisition included $60.0 million of residential 1-4 family mortgage loans and $20.6 million of consumer loans, primarily home equity loans. The net premium of loans acquired was $190,000. The weighted average yield of the $80.6 million acquired loans was 8.33% at June 30, 1994. This compares to a weighted average yield of 7.06% for Eagle's $705.3 million other loans receivable at June 30, 1994. Also as part of the Bank of Hartford acquisition, Eagle purchased for $880,000 the loan servicing rights on $80.5 million of 1-4 family residential loans with an average loan servicing fee of 0.375%. The $272.8 million of deposits assumed in the Bank of Hartford acquisition had a weighted average interest cost of 3.82% at June 30, 1994.

         Based solely on the weighted average yields of the interest-earning assets acquired and the weighted average costs of the interest-bearing liabilities assumed, the average interest rate spread relating to such assets and liabilities acquired in the Bank of Hartford acquisition was approximately 2.40% at June 30, 1994, which would significantly increase Eagle's net interest income. However, the actual impact of the Bank of Hartford acquisition on net interest income will depend upon a number of variables including the amount of deposit runoff subsequent to the acquisition, how management reinvests the net cash and receivables from the acquisition, the prepayment experience on the investment and mortgage-backed securities and loans purchased, and changes in interest rates.

         Based solely on the purchase of mortgage servicing rights and additional customer service fees on deposits at June 30, 1994, Eagle's other income would increase by approximately $700,000, on an annualized basis. However, the actual impact of the Bank of Hartford acquisition on other income is subject to many of the same variables as discussed above for net interest income.

         The Bank of Hartford transaction is expected to have a positive impact on Eagle's efficiency ratio (other expenses to net interest income and other income). As to other expenses, Eagle believes that the primary impact of the transaction will be additional office occupancy and compensation related expenses for the six new banking offices acquired. Eagle has retained approximately 50 former branch personnel of the Bank of Hartford to operate the new banking offices. It is estimated that the annual compensation and benefits expense for these additional employees in the first year will be approximately $1.0 million. First year occupancy expenses for the six offices are anticipated to be approximately $450,000. Other expenses such as federal insurance premiums, and data processing, marketing and other operating expenses also will increase as a result of the increase in deposit accounts. As to the six new offices, as of June 30, 1994 the average amount of deposits held in each office was $41.6 million, which approximates the average amount of deposits held in the other banking offices of Eagle.

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

         The Bank of Hartford acquisition initially resulted in $11.9 million of intangible assets, including $8.6 million of goodwill, $2.4 million of core deposit intangibles and $880,000 of purchased mortgage servicing rights. The goodwill amount will be reduced by any amount that the fair value of banking offices to be acquired from the FDIC as part of the acquisition exceeds the purchase price, as discussed above. The amortization of the goodwill on a straight-line basis over a period of 15 years will increase non-interest expenses by approximately $570,000 annually. The core deposit intangible, which is based upon certain industry average estimates and assumptions, will be amortized on a accelerated basis over a 10 year period and will increase annual non-interest expenses on average by approximately $238,000 with charges of $588,000, $370,000, $292,000, $230,000 and $182,000 in each of the first five years following the acquisition, respectively. The $880,000 cost of purchased mortgage servicing rights will be amortized over the life of the loans being serviced.

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

         Other expenses for the nine months ended June 30, 1994 increased $1.5 million, or 12.1%, to $13.5 million compared to $12.1 million for the nine month period ended June 30, 1993. The largest contributing factors to the increase included higher compensation related expenses of $6.4 million for the nine months ended June 30, 1994, compared to $5.5 million for the same period in 1993, and larger provisions for losses on real estate owned of $435,000, compared to $199,000 for the same respective periods. The higher compensation related expenses reflect increased pension expenses for the 1994 period compared to 1993 because the Company's pension plan was over-funded during part of 1993. Also, the Company's post-retirement benefits expenses increased as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 (see "-Cumulative Effect of Accounting Change" below). In addition to the increased compensation expenses reported for the nine months ended June 30, 1994, Eagle will record several non-recurring expenses totalling approximately $500,000, after tax, in the fourth quarter of fiscal 1994 relating to retirements of Ralph T. Linsley, President and Chief Executive Officer, and Howard E. Walsh, Vice President. The increase in the provision for losses on real estate owned during the first nine months of fiscal 1994 reflects Eagle's current strategy to sell properties more aggressively than in the past. A total of 29 properties with a book value of $2.2 million were sold in the nine months ended June 30, 1994.

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

Financial Condition

         Total assets of the Company increased to $1.1 billion at June 30, 1994 from $792.5 million at September 30, 1993. The growth in assets from fiscal year end 1993 to June 30, 1994 reflects primarily Eagle's acquisition of certain assets and assumption of certain liabilities of the Bank of Hartford from the FDIC. In the Bank of Hartford transaction, which was completed on June 10, 1994, Eagle recorded on additional $276.0 million of assets. The assets acquired included $80.6 million of loans, (substantially all of which were 1-4 family first mortgage and home equity loans) before giving effect to the $190,000 premium paid on such loans and an additional $3.5 million allowance for loan losses recorded in connection with such loans. See "- Allowance for Loan Losses." The Company also acquired $112.4 million of cash, other amounts due from banks and cash receivables due from the FDIC, $72.7 million of investment securities (substantially all of which were U.S. Treasury and government agency securities) and $13.6 million of other assets. The $13.6 million of other assets included $8.7 million of goodwill, $2.4 million of core deposit intangibles, $1.4 million of interest receivable on the purchased loans, $880,000 of mortgage servicing rights and $260,000 of real estate acquired in settlement of loans. Also, as part of the Bank of Hartford acquisition, Eagle intends to purchase three of the former Bank of Hartford banking offices. See "--Results of Operations -- Bank of Hartford Acquisition."

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

         As a result of generally higher mortgage interest rates and a lower demand for loan refinancing, Eagle anticipates a decline in demand for 1-4 family residential mortgages and, beginning in fiscal 1995, intends to implement strategies which will put more emphasis on originating commercial real estate loans, predominantly on existing structures. This will involve hiring additional personnel with proven experience in commercial real estate loan products. Eagle also intends to put more emphasis on its multi-family and consumer lending programs. The marketing of these loans will focus on Eagle's existing customer base, as well as new relationships within Eagle's primary market areas. By increasing originations of commercial real estate, multi-family and consumer loans, Eagle's goal is to increase the yield on its loan portfolio while offsetting the anticipated decline in 1-4 family residential loan originations. Eagle also anticipates that these loan products generally will be more interest-rate sensitive, with rates typically adjusting from monthly to annually. See "Certain Considerations--Commercial Real Estate, Multi-Family and Consumer Lending."

         At June 30, 1994 commercial real estate loans totaled $12.5 million, consisting of 66 loans with an average balance of $187,000 and secured by a mix of retail and professional office properties. In order to implement its anticipated commercial real estate lending strategies, Eagle is currently seeking to hire an experienced senior commercial lender, credit analyst and support personnel. In the first year of any commercial real estate lending program, in light of personnel and other start-up costs, Eagle expects such program to have a negligible impact on results of operations. Thereafter, commercial real estate lending is expected to contribute positively to Eagle's net income.

         At June 30, 1994, consumer loans totaled $67.9 million and multi-family loans totaled $17.7 million. Over the next three fiscal years, Eagle plans to place greater emphasis on these loan products, with a three year goal to increase consumer loans outstanding by 50% and multi-family loans by 100%. Eagle intends to continue emphasizing home equity loans (91.2% of consumer loans at June 30, 1994), as well as automobile and personal loans. The increase in multi-family loans is expected to develop from an increase in demand for rental units in Eagle's primary market areas. As to both consumer and multi-family lending, Eagle intends to utilize its existing credit programs and personnel, although multi-family lending personnel will be supplemented by the credit analyst expected to be hired for commercial real estate lending.

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

         At June 30, 1994, non-performing assets (including the $2.8 million acquired in the Bank of Hartford transaction) included $8.0 million in non-performing loans (consisting of loans delinquent 90 days or more) and $3.9 million in real estate owned and in-substance foreclosures. Approximately $30,000 in interest income was recognized on non-performing loans during the nine-month period ended June 30, 1994. If these loans had been performing in accordance with their original terms, approximately $404,000 would have been received during the nine-month period ended June 30, 1994. At September 30, 1993, non-performing assets included $6.5 million in non-performing loans and $5.5 million in real estate owned and in-substance foreclosures.

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

         Mortgage-Backed and Investment Securities - The Company's total holdings of mortgage-backed and investment securities increased to $173.9 million at June 30, 1994 from $88.4 million at September 30, 1993. The increase from fiscal year end 1993 to June 30, 1994 reflects the purchase of investment securities funded with matching FHLB advances, as well as the acquisition of $72.7 million of investment securities, substantially all of which are U.S. Treasury and agency securities, in the Bank of Hartford transaction.


         The Company's investment portfolio at June 30, 1994 was comprised primarily of U.S. Treasury and government agency securities and other investment securities rated in the top grade by at least one nationally recognized rating agency. The collateralized mortgage obligation portion of the investment portfolio contains no derivative investment securities such as interest only tranches, principal only tranches or strips. The mortgage-backed securities held by Eagle are subject to interest rate and prepayment risks customarily associated with such securities. The average weighted life of mortgage-backed securities will differ from contractual maturities, depending upon the rate of prepayments. Borrowers on the underlying mortgages may have the right to prepay their loans with or without prepayment penalties. In a declining interest rate environment, more borrowers than would otherwise be anticapated may choose to prepay their loans in order to refinance the loans at lower rates. As a result, the actual yield on mortgage-backed securities may be less than the expected yields based upon prepayment experience.

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



                                            EAGLE FINANCIAL CORP.




Date: September 12, 1994
                                            By: /s/   Ercole J. Labadia
                                               -------------------------------
                                                Ercole J. Labadia
                                                Vice President, Administration



Date: September 12, 1994
                                             By: /s/   Barbara S. Mills
                                                 Barbara S. Mills
                                                 Vice President and Treasurer