Form 10-K
period 1994-09-30
EAGLE FINANCIAL CORP
filed 1994-12-30
CIK 792369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1994
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-15311

                             EAGLE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                             06-1194047
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  222 Main Street, Bristol, Connecticut                          06010
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (203) 589-6300.

          Securities registered pursuant to Section 12(b) of the Act:

                                (Not applicable)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value

                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Based upon the closing price of the registrant's common stock as of December 20, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant is $69.8 million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.
               Outstanding at December 9, 1994: 4,002,697 shares.

                      Documents Incorporated By Reference:

Part II:
         Annual report to shareholders for the fiscal year ended September 30, 1994.

Part III:
         Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on January 24, 1995.
_____________________

* Solely for purposes of this calculation, all executive officers and directors of the registrant, Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                                     PART I
Item 1.       Business

General
         Eagle Financial Corp. ("Eagle" or the "Company") is the holding company of Eagle Federal Savings Bank ("Eagle Federal" or the "Bank"). Eagle was organized in 1986 under Delaware law for the purpose of becoming the holding company of First Federal Savings and Loan Association of Torrington, Connecticut ("Torrington") upon its conversion to a stock company in 1987. In 1988, BFS Bancorp, Inc., the holding company of Bristol Federal Savings Bank, Bristol, Connecticut ("Bristol"), merged into Eagle in a combination structured as a merger of equals and accounted for as a pooling-of-interests. Bristol had converted to a stock company in 1987. Torrington and Bristol have operated as savings institutions since 1919 and 1924, respectively. In January 1993, Eagle merged Bristol with Torrington under the new name Eagle Federal Savings Bank. Unless otherwise stated, all references herein to Eagle or the Company include Eagle Federal and other subsidiaries on a consolidated basis.

         Eagle, at September 30, 1994, had total assets of $1.07 billion, net loans receivable of $810.7 million, deposits of $948.8 million and shareholders' equity of $66.3 million. Through Eagle Federal, the Company provides consumer banking services through 23 banking offices in Connecticut, serving the Torrington, Bristol, Danbury and Hartford market regions. As a community oriented savings bank, Eagle Federal focuses on the financial needs of its customers in these local markets, seeking to develop long-term deposit and lending relationships. In its lending activities, the Bank stresses asset quality through its emphasis on 1-4 family residential first mortgage lending in its local markets and the use of conservative loan underwriting standards. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

         Eagle's net income has increased each of the previous six fiscal years from $3.5 million, or $1.17 per share, in fiscal 1989 to $7.6 million, or $2.34 per share, in fiscal 1994.

         Eagle intends to continue to concentrate on increasing its earnings, maintaining high asset quality, meeting customer needs in its existing local markets, and expanding through selected future acquisitions.

Eagle's principal executive office is located at 222 Main Street, Bristol, Connecticut 06010 and its telephone number is (203) 584-3600.

         Recent Acquisitions. In recent periods, Eagle has significantly expanded its operations through three federally assisted acquisitions in which Eagle Federal acquired certain assets and assumed deposit liabilities from the FDIC or the Resolution Trust Corporation ("RTC"), as shown below. Substantially all of the loans acquired in these acquisitions consisted of 1-4 family residential first mortgage loans and home equity loans. In The Bank of Hartford, Inc. ("Bank of Hartford") acquisition, Eagle Federal also acquired $72.7 million of investment securities, substantially all of which were U.S. Treasury and government agency obligations, and loan servicing rights on $80.5 million of loans with an average loan servicing fee of 0.375%. In addition to these assisted acquisitions, Eagle Federal in July 1993 purchased from another savings institution a banking office in Brookfield, Connecticut with $8.2 million in deposits, and relocated its previously acquired Brookfield office to that location.

                                                                                      Banking
           Assisted               Deposits      Loans     Intangible     Net Cash     Offices        Acquisition
          Acquisition              Assumed    Acquired      Assets       Received     Acquired          Date
          -----------              -------    --------     --------     ----------    --------         ------
Danbury Federal Savings            $113.7       $86.8        $1.2          $32.8          6        March 13, 1992
and Loan Association               million     million      million       million
Danbury, CT

Brookfield Bank                     $66.5        ---       $561,000        $66.0          1          May 8, 1992
Brookfield, CT                     million                                million

Bank of Hartford                   $272.8       $80.8        $11.3        $112.4          6         June 10, 1994
Hartford, CT                       million     million      million     million (a)

- -----------------

(a)   Includes $9.7 million cash receivable from the FDIC.@@

         Eagle has pursued acquisitions which complement its existing operations and market area. Each of the assisted acquisitions made by the Bank has had a positive impact on the Company's net income and allowed it to maintain asset quality. By primarily pursuing assisted acquisitions involving the FDIC or the RTC, the Company believes that it has successfully expanded at a reasonable cost and without dilution to shareholder value.

         Eagle's expansion strategy is reflected in its recent acquisition of The Bank of Hartford, which represents a natural extension of Eagle's existing markets since many residents of Bristol and Torrington commute to the Hartford area. The Hartford market area is contiguous to Eagle's current market areas, and has a higher population density and is generally more affluent than the Bristol and Torrington markets. The Company believes that its expansion into the Hartford market area creates an additional opportunity for loan originations. In addition, the combination of size, geographical proximity and cost of the acquired banking offices is expected to have a positive impact on the Company's efficiency ratio.

         Business. As a holding company, the business operations of Eagle are conducted through the Bank. The Bank primarily is engaged in the business of accepting deposits from the general public and using such funds in the origination of first mortgage loans for the purchase, refinance or construction of 1-4 family homes. At September 30, 1994, 99.2%, or $814.9 million, of the Bank's $821.2 million total loans receivable was secured by real estate. The Bank's real estate loans included $712.0 million of first mortgage loans secured by 1-4 family residential real estate (86.7% of total loans receivable), $63.0 million of home equity loans, secured by second deeds of trust on residential real estate (7.6% of total loans receivable), $39.9 million of multi-family, commercial real estate, and land loans (4.9% of total loans receivable). The remaining $6.3 million of loans (0.8% of total loans receivable) were consumer loans, primarily loans secured by deposits and personal loans.

         Eagle has experienced increased loan originations (excluding purchased loans), with $219.9 million of originations in fiscal 1994, compared to $209.9 million in fiscal 1993. Increased loan origination activity during fiscal 1994 is due in substantial part to refinancings of mortgage loans in reaction to generally low market interest rates. However, as a result of recent increases in mortgage interest rates, Eagle anticipates a decline in 1-4 family mortgage loan originations and, beginning in fiscal 1995, intends to implement strategies which will put additional emphasis on originating commercial real estate loans within its primary market areas, predominantly on existing structures. This will involve hiring additional personnel with proven experience in commercial real estate loan products. Eagle also intends to put additional emphasis on its multi-family and consumer lending programs. See "Lending Activities -- General." The marketing of these loans will focus on Eagle's existing customer base, as well as new relationships within Eagle's primary market areas.

         Based on its lending strategy, Eagle has been able to maintain relatively stable asset quality. Total non-performing assets of Eagle were $10.4 million at September 30, 1992, $12.0 million at September 30, 1993 and $12.3 million (or $9.1 million excluding $3.2 million of non-performing assets acquired in the Bank of Hartford transaction) at September 30, 1994. At those dates, non-performing assets constituted 1.81%, 1.81% and 1.51%, respectively, of total loans receivable and real estate owned. At September 30, 1994, Eagle's allowance for loan losses totaled $8.3 million, or 104% of total non-performing loans.
         Eagle Federal's funding strategy is focused primarily on developing core deposits such as regular savings and checking accounts, and attracting long-term certificates of deposit. The Bank also supplements its retail deposits with FHL Bank advances.

         Eagle also makes available to its customers various investment products through Liberty Securities Corporation, a registered broker-dealer not affiliated with Eagle. These products include mutual funds, unit investment trusts and fixed- and variable-rate annuity contracts, as well as discount brokerage services.

         Regulation. Eagle, as a unitary thrift holding company, and Eagle Federal, as its wholly-owned subsidiary, are subject to comprehensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as the primary federal regulator of the Bank. The FDIC also has significant regulatory authority over the Bank. The Board of Governors of the Federal Reserve System ("FRB") has regulatory authority as to certain matters concerning the Bank. Eagle Federal is a member of the Federal Home Loan Bank ("FHLB") System. FHLB advances are a source of funds for the Bank. See "Regulation."

Lending Activities

         General. Eagle traditionally has concentrated its lending activities on the origination and purchase of loans secured by first mortgage liens for the purchase, refinancing or construction of residential real property. At September 30, 1994, mortgage loans, including those secured by 1-4 family residential units, multi-family residential units, commercial real estate and land, aggregated $751.9 million or 91.6% of Eagle's loans receivable portfolio. At September 30, 1993 and 1992, such mortgage loans aggregated $614.5 million, or 92.5%, and $527.7 million, or 91.4%, respectively. The remaining loans in Eagle's portfolio consist of consumer loans, primarily home equity loans. At September 30, 1994, over 96.3% of Eagle's loans secured by real estate were secured by property located in Connecticut. Substantially all of the remaining real estate secured loans were originated prior to 1982.

         The following tables set forth the composition of the total loan portfolio of Eagle, in dollar amounts and in percentages at the dates shown, and a reconciliation of loans receivable, net.

                                                                         September 30,
                               -----------------------------------------------------------------------------------------------
                                     1994                 1993                1992              1991               1990
                               -----------------------------------------------------------------------------------------------
                                Amount      %        Amount     %        Amount     %      Amount     %       Amount     %
                               --------   ------    --------  -----    ---------  -----   --------   ----    --------   ----
                                                                   (Dollars in thousands)
Conventional mortgage loans:
 1-4 family units:
  Permanent. . . . . . . . .  $704,912    85.8%     $573,165  86.3%    $481,804   83.5%   $365,159  83.5%    $360,654   85.3%
  Construction . . . . . . .     7,103     0.9         5,739   0.9       13,225    2.3       8,380   1.9        5,462    1.3
 Multi-family units. . . . .    17,513     2.2        18,629   2.8       16,709    2.9      15,453   3.5       12,973    3.0
 Commercial real estate. . .    15,862     1.9        11,268   1.6       11,455    2.0       7,260   1.7        6,467    1.5
 Land (a). . . . . . . . . .     6,551     0.8         5,735   0.9        4,517    0.8       3,969   0.9        2,886    0.7
                               -------    ----       -------  ----      -------   ----     -------  ----      -------   ----
  Total conventional loans .   751,941    91.6       614,536  92.5      527,710   91.4     400,221  91.5      388,442   91.8
FHA/VA mortgage loans. . . .         2     0.0             3   0.0            5    0.0           8   0.0           12    0.0
                               -------    ----       -------  ----      -------   ----     -------  ----      -------   ----
  Total mortgage loans . . .   751,943    91.6       614,539  92.5      527,715   91.4     400,229  91.5      388,454   91.8
                               -------    ----       -------  ----      -------   ----     -------  ----      -------   ----
Consumer loans:
 Secured by deposits . . . .     3,322     0.4         3,490   0.5        3,485    0.6       2,878   0.7        3,237    0.8
 Home improvement. . . . . .       458     0.1           402   0.1          411    0.1         484   0.1          521    0.1
 Home equity . . . . . . . .    62,977     7.6        43,864   6.6       42,892    7.4      31,871   7.3       28,178    6.7
 Education . . . . . . . . .       140     0.1           250   0.1          555    0.1         486   0.1          457    0.1
 Personal. . . . . . . . . .     2,204     0.2         1,488   0.2        1,693    0.3       1,064   0.2        1,244    0.3
 Automobile. . . . . . . . .       128     0.0           174   0.0          379    0.1         489   0.1          844    0.2
                               -------    ----       -------  ----      -------   ----     -------  ----      -------   ----
  Total consumer loans . . .    69,229     8.4        49,668   7.5       49,415    8.6      37,272   8.5       34,481    8.2
                               -------    ----       -------  ----      -------   ----     -------  ----      -------   ----
  Total loans receivable
   (before net items). . . .   821,172     100%      664,207 100.0%     577,130  100.0%    437,501 100.0%     422,935  100.0%
                               -------    =====      ------- =====      -------  =====     ------- =====      -------  =====
Add (deduct):
 Unearned discounts and
  premiums . . . . . . . . .       183                     3                  4                  5                  9
 Loans in process. . . . . .         0                  (600)            (3,518)            (2,685)            (1,601)
 Allowance for loan losses .    (8,311)               (5,005)            (4,011)            (1,544)              (484)
 Deferred loan origination
  fees . . . . . . . . . . .    (2,339)               (2,261)            (1,481)              (770)              (631)
                               -------               -------            -------            -------            -------
   Total loans receivable. .  $810,705              $656,344           $568,124           $432,507           $420,228
                               =======               =======            =======            =======            =======

___________________
(a)  Loans for developed building lots, acquisition and development of land and unimproved land.

         At September 30, 1994, the Company's largest loan relationship aggregated $8.3 million. That relationship represents seven loans, of which $2.9 million are secured by multi-family properties and $5.4 million are secured by commercial properties. At that date, the next largest lending relationship was $3.1 million, representing four loans secured by multi-family residential properties. Each other lending relationship aggregated less than $3.0 million.

         At September 30, 1994, 60.2% of Eagle's net loans receivable portfolio consisted of adjustable-rate mortgage and home equity loans, compared to 59.0% and 65.5% at September 30, 1993 and 1992, respectively.

         As a result of generally higher mortgage interest rates and a lower demand for loan refinancing, Eagle anticipates a decline in demand for 1-4 family residential mortgages and, beginning in fiscal 1995, intends to implement strategies which will put more emphasis on originating commercial real estate loans, predominantly on existing structures. This will involve hiring additional personnel with proven experience in commercial real estate loan products. Eagle also intends to put more emphasis on its multi-family and consumer lending programs. The marketing of these loans will focus on Eagle's existing customer base, as well as new relationships within Eagle's primary market areas. By increasing originations of commercial real estate, multi-family and consumer loans, Eagle's goal is to increase the yield on its loan portfolio while offsetting the anticipated decline in 1-4 family residential loan originations. Eagle also anticipates that these loan products generally will be more interest-rate sensitive.

         At September 30, 1994 commercial real estate loans totaled $15.9 million, consisting of 73 loans with an average balance of $217,000 and secured by a mix of retail and professional office properties. In order to implement its anticipated commercial real estate lending strategies, Eagle recently hired an experienced senior commercial lender and is seeking to hire a commercial loan credit analyst and support personnel. In the first year of a commercial real estate lending program, Eagle expects such program to have a negligible impact on results of operations. Thereafter, commercial real estate lending is expected to contribute positively to Eagle's net income.

         At September 30, 1994, consumer loans totaled $69.2 million and multi-family loans totaled $17.5 million. Over the next three fiscal years, Eagle plans to place greater emphasis on these loan products, with a three year goal to increase consumer loans outstanding by 50% and multi-family loans by 100%. Eagle intends to continue emphasizing home equity loans (91.0% of consumer loans or 7.6% of total loans before net items at September 30, 1994), as well as automobile and personal loans. The increase in multi-family loans is expected to develop from an increase in demand for rental units in Eagle's primary market areas. As to both consumer and multi-family lending, Eagle intends to utilize its existing credit programs and personnel, although multi-family lending personnel will be supplemented by the credit analyst expected to be hired for commercial real estate lending.

         The following table sets forth certain information at September 30, 1994 regarding the dollar amount of loans maturing in Eagle's loan portfolio based on scheduled payments to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                      Due            Due            Due
                                                    Within          1 to           After
                                                    1 Year         5 Years        5 Years          Total
                                                    ------         -------        -------          -----
                                                                       (In thousands)
Commercial real estate loans.....................  $     22       $     383      $  15,457       $  15,862
Residential construction loans...................     7,103              --             --           7,103
Residential non-construction loans...............       704           3,721        724,553         728,978
Consumer loans...................................       986          17,815         50,428          69,229
                                                        ---          ------         ------          ------
Total............................................  $  8,815       $  21,919      $ 790,438       $ 821,172
                                                      =====          ======        =======         =======

         The following table sets forth as of September 30, 1994 the dollar amount of all loans of Eagle due after one year which have predetermined interest rates and floating or adjustable interest rates.

                         Due 1 to 5 Years                 Due After 5 Years                  Total
                    ----------------------------     ----------------------------  ----------------------------
                                     Floating or                      Floating or                   Floating or
                    Predetermined    Adjustable      Predetermined    Adjustable   Predetermined    Adjustable
                        Rates           Rates            Rates           Rates         Rates          Rates
                    ----------------------------     ----------------------------  ----------------------------

Commercial real
 estate loans......... $    163      $    220           $  3,118       $ 12,339      $    3,281        $ 12,559
Residential non-
 construction loans...    2,830           892            329,414        395,138         332,244         396,030
Consumer loans........    6,350        11,465             13,435         36,993          19,785          48,458
                       --------      --------           --------       --------      ----------        --------
Total................. $  9,343      $ 12,577           $345,967       $444,470      $  355,310        $457,047
                       ========      ========           ========       ========      ===========       ========

         At September 30, 1994 Eagle had total nonperforming assets in the amount of $12.3 million, or 1.15% of total assets, including $8.0 million in nonperforming loans (i.e., loans delinquent for 90 days or more) and $4.3 million in real estate owned and in-substance foreclosures. The ratio of nonperforming loans to total assets was .75% at that date.

         One-to-Four Family First Mortgage Loans. At September 30, 1994, first mortgage loans (including construction loans) secured by one-to-four family homes comprised 86.7% of Eagle's portfolio, before net items. The savings and loan and mortgage banking industries have generally used a 12- year average loan life as an approximation in calculations calling for a prepayment assumption. Management believes that the loan prepayment experience of Eagle has approximated the 12-year average loan life assumption. From time to time Eagle has experienced more rapid loan prepayments, primarily during periods of, and as a result of, a rapid decline in mortgage interest rates.

         Federally chartered institutions, such as Eagle Federal, have substantial flexibility in structuring the terms of mortgage loans to adjust to changes in interest rates. Federal regulations permit mortgage loans to be written for varying maturities and at adjustable and fixed interest rates. See "Lending Activities -- Purchase and Sale of Loans and Loan Servicing."

         Eagle currently offers a one-year adjustable-rate loan with a limit on the maximum change per interest-rate adjustment of 2% and a limit on the total interest-rate adjustments during the life of the loan ranging from 5.0% to 6.0% depending on the initial rate of the loan. Eagle also offers three-to-one and five-to-one loans which have an initial loan rate for three and five years, respectively, after which the loans convert to a one-year adjustable-rate loan. Once these loans have converted, they have a 2% limit on the maximum change per interest-rate adjustment and a 5% limit on the total interest-rate adjustments over the life of the loan. Interest-rate adjustments currently are based on changes in the rates on comparable maturity U.S. Treasury securities. There are no prepayment penalties for any of these adjustable-rate loans. Origination fees ranging from no fees to 2% of the loan amount are charged on such loans.

         Although adjustable-rate mortgage loans allow Eagle to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest-sensitivity is limited by the interest-rate "caps" contained in adjustable-rate loans. The terms of such loans may also increase the likelihood of delinquencies in periods of high interest rates, particularly if such loans are originated at discounted interest rates. Under regulations adopted by the Federal Reserve Board, although no specific interest rate limit is set, lenders are required to impose interest-rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest-rate adjustments.

         The rates offered on adjustable-rate mortgage loans are set at levels that are intended to be competitive in the market areas served by Eagle and to produce a yield that provides an acceptable first-year profit margin over the cost of funds. Eagle from time to time offers mortgage loans at an initial, discounted interest rate (i.e., a rate which is less than the then-current index plus margin) until the first loan repricing period, at which time the interest rate generally is adjusted to equal the index plus margin. Eagle generally qualifies the borrower at the rate which would be in effect after one year, assuming the maximum upward adjustment. At September 30, 1994, Eagle did not have residential mortgage loans with balloon payments or any negative amortization or equity participation loans in its portfolio.

         Most of the fixed-rate mortgage loans originated by Eagle include a "due-on-sale" clause, which is a provision giving Eagle the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are an important means of increasing the rate on existing fixed-rate mortgage loans during periods of rising interest rates, and Eagle actively enforces such clauses.

         Multi-Family Residential and Commercial Mortgage Loans. Eagle also makes loans secured by mortgages on multi-family residential and commercial properties and land loans. At September 30, 1994, these loans totaled $39.9 million or 4.9% of the total loan portfolio, before net items. Multifamily residential loans generally are originated on a one-year, adjustable rate basis. Commercial real estate loans, secured by properties such as office buildings, are generally one-year or three-year adjustable rate loans, and the interest rates and fees are often negotiated with the borrower.

         Loans secured by commercial and multi-family residential properties can involve greater risks than single-family residential mortgage lending. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy generally than is the case with one- to four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. Eagle seeks to limit these risks in a variety of ways, including, among others, limiting the size of its commercial and multi-family real estate loans, generally requiring a personal guaranty from the borrower, limiting such loans to a lower maximum loan-to-value ratio and generally lending on the security of property located within its market areas. At September 30, 1994, multi-family residential and commercial real estate loans comprised 2.2% and 1.9%, respectively, of the total loan portfolio, before net items, compared to 2.8% and 1.6%, respectively, at September 30, 1993.

         Construction Loans. Eagle makes a limited number of construction loans to individuals and, to a lesser extent, to professional builders who wish to construct one-to-four family residential properties, either as a primary residence or for investment or resale. The construction loans made by Eagle are typically construction/permanent loans that automatically convert to a permanent first mortgage loan at the end of the construction phase. At September 30, 1994, construction loans totaled $7.1 million or 0.9% of the total mortgage loan portfolio of Eagle, before net items, compared to $5.7 million or 0.9% at September 30, 1993.

         Consumer Loans. At September 30, 1994, the consumer and second mortgage loan portfolio of Eagle included loans secured by deposit accounts, home improvement and home equity loans, education, personal and automobile loans and totaled $69.2 million or 8.4% of the total loan portfolio of Eagle before net items. The home equity loans and home improvement loans are secured by the equity in a borrower's home.

         Loan Originations. Loan originations come from a number of sources. Residential loan originations are attributable primarily to walk-in customers and referrals from real estate brokers and builders. From time to time Eagle also originates mortgage loans through independent mortgage brokers in Connecticut.

         Eagle's adjustable rate mortgage loans are secured by property located primarily in Connecticut and are serviced by Eagle Federal. Short-term construction loan originations are obtained primarily from builders who have previously borrowed from Eagle Federal. Multi-family and commercial real estate loan originations are currently obtained primarily from direct contacts with
Eagle. Eagle seeks to attract consumer loans by direct advertising and solicitation of its customers. Loan originations (excluding purchased loans and participations) were $219.9 million for the year ended September 30, 1994 compared to $209.9 million in fiscal 1993. Loan originations increased during 1994 due in large part to the high level of refinanced loan activity prompted by the low interest rate market. Also, in June 1994, the Bank acquired $80.8 million of loans in the Bank of Hartford transaction. See "Lending Activities -- Purchase and Sale of Loans and Loan Servicing" for information regarding Eagle's loan purchases.

         Eagle makes single-family conventional first mortgage loans with up to a 95% loan-to-value ratio. In the case of loans with a higher loan-to-value ratio than 80%, the policy of Eagle is to require private mortgage insurance for a specified percentage of the amount of the outstanding principal balance of the loan. Eagle makes multi-family and commercial real estate loans with up to a 75% loan-to-value ratio. See "Lending Activities -- Purchase and Sale of Loans and Loan Servicing."

         All property securing real estate loans originated by Eagle is appraised by one of several professionally qualified appraisers who have been pre-approved by Eagle. For all real estate loans, Eagle requires the borrower to obtain fire and extended casualty insurance and, where appropriate, flood insurance and loss of rents coverage. Eagle also requires either title insurance or a title opinion from an attorney experienced with title matters.

         Eagle issues 30 to 90-day commitments to prospective borrowers to make loans subject to various conditions. Loan commitments generally are issued for long-term loans to finance residential properties and for construction and combined construction/permanent loans secured by multi-family residential and commercial properties. With respect to adjustable rate, single-family residential loans, it is the practice of Eagle to make commitments to lend at the rate of interest and the loan origination fee quoted to the borrower at the time of application. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends on market conditions. At September 30, 1994 and September 30, 1993, loan commitments of $46.0 million and $36.8 million, respectively, were outstanding.
These  amounts   include   approximately   $24.9  million  and  $19.5  million,
respectively, in unadvanced home equity credit lines. The $24.9 million of loan commitments outstanding at September 30, 1994, which includes the unadvanced portion of home equity credit lines, represented only local originations.

         Eagle encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like Eagle Federal, since environmental contamination may render the security property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which Eagle Federal lends include comment on environmental influences and conditions. Eagle attempts to control its exposure to environmental risks with respect to loans secured by larger properties by training its underwriters to recognize the signs of environmental problems when they inspect properties; by requiring borrowers to represent and warrant that properties securing loans do not contain hazardous waste, asbestos or other such substances; by requiring borrowers to indemnify the lending bank, with personal recourse, against environmental losses; by obtaining environmental reviews and tests on all loans secured by nonresidential properties. No assurance can be given, however, that the value of properties securing loans in Eagle's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase Eagle's exposure to liability for environmental cleanup.

         Purchase and Sale of Loans and Loan Servicing. Because available funds may from time to time exceed local loan demand, Eagle purchases mortgage loans and loan participations secured primarily by one-to four family residential properties throughout the United States although loan purchases in recent years have been minimal. The purchase of loans reduces certain administrative costs related to originating and servicing loans, and the purchase of adjustable rate loans has increased the interest sensitivity of the loan portfolio of Eagle. In June 1994, Eagle Federal acquired from The Bank of Hartford, $80.8 million of loans (substantially all of which were 1-4 family first mortgage and home equity loans) and an additional $3.5 million allowance for loan losses recorded in connection with such loans. Additionally, there were $2.5 million of loans purchased in 1994 and no loans purchased in fiscal 1993. At September 30, 1994, $29.6 million, or 3.6% of total loans receivable, before net items, consisted of purchased loans and loan participations, compared to 5.3% at September 30, 1993 and 7.3% at September 30, 1992.

         There can be significant risks associated with the purchase of loans secured by properties located outside a savings institution's local lending territory. The purchaser may be unfamiliar with the local economy in the area where the security properties are located and is generally dependent on the loan seller to service the loan and deal with delinquencies and foreclosures. In order to reduce the risks associated with purchased loans, Eagle employs a variety of criteria in evaluating the possible purchases of loans. Under such criteria, Eagle seeks to purchase loans: (i) in diverse geographic areas; (ii) secured by one-to-four family, owner-occupied residences; and (iii) generally in accordance with underwriting standards set by FNMA and FHLMC. Each loan proposed for purchase is generally reviewed to determine whether the loan complies with underwriting practices, and a physical inspection of properties is made where management believes such inspection is warranted. In addition, loans are generally purchased from many different sellers, including other savings institutions and mortgage companies.

         In recent years, Eagle generally has discontinued its practice of purchasing real estate development loans and participations. A limited amount of loans of this type were purchased in 1984, and at September 30, 1994 real estate acquired through foreclosure (or by deed in lieu of foreclosure) included no property resulting from these out-of-state real estate development loan purchases. Of the $29.6 million of purchased loans and loan participations in Eagle's loan portfolio at September 30, 1994, approximately $26.6 million or 89.9% were secured by one- to-four family residential properties.

         As of September 30, 1994, $29.6 million, or 3.6%, of Eagle's total loan portfolio was serviced by others. In addition to servicing its own loans, Eagle services loans owned by others, which loans had a balance at September 30, 1994 and 1993 of $95.1 million and $11.8 million, respectively. Included in the September 30, 1994 balance of loans serviced for the benefit of others are approximately $80.5 million of mortgage loans for which Eagle purchased servicing rights in connection with the Bank of Hartford acquisition. Servicing fees have not historically been a significant source of income for Eagle.

         While Eagle has not sold a significant amount of loans in recent years, the Company sold $10.0 million of residential, fixed rate mortgage loans to the Federal Home Loan Mortgage Corporation in fiscal 1994. The primary purpose for the loan sale was to maintain an acceptable level of fixed rate loans in Eagle's overall loan portfolio.

         The table below shows Eagle's mortgage loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                                  Year Ended September 30,
                                                                            -----------------------------------
                                                                            1994            1993           1992
                                                                            ----            ----           ----
                                                                                       (In thousands)
Mortgage loan originations and purchases:
  Loans originated:
  Permanent:
   1-4 family units..................................................... $   138,779    $   152,292     $  88,662
   Multi-family units...................................................         316          4,293         2,348
   Non-residential......................................................          --          2,299         4,231
   Land.................................................................       2,836          1,903         2,200
                                                                             -------        -------       -------
    Total permanent loans...............................................     141,931        160,787        97,441
                                                                             -------        -------       -------
  Refinancing *.........................................................      42,705         29,189        31,612
                                                                             -------        -------       -------
  Construction:
   1-4 family units.....................................................      19,166          3,068        19,616
   Non-Residential......................................................         500             --           700
                                                                             -------        -------       -------
    Total construction loans............................................      19,666          3,068        20,316
                                                                             -------        -------       -------
    Total mortgage loans originated.....................................     204,302        193,044       149,369
                                                                             -------        -------       -------
  Loans purchased:
  Participations........................................................       2,507             --            --
  Whole loans...........................................................          --             --            --
  Loans purchased through acquisition...................................      60,180             --        72,657
                                                                             -------        -------       -------
    Total loans purchased...............................................      62,687             --        72,657
                                                                             -------        -------       -------
    Total mortgage loans originated and purchased.......................     266,989        193,044       222,026
                                                                             -------        -------       -------
Mortgage loan principal reductions:
  Loans sold............................................................      10,009             --            --
  Principal reductions..................................................     113,240         98,507        94,450
                                                                             -------        -------       -------
    Total mortgage loans sold and principal reductions..................     123,249         98,507        94,450
                                                                             -------        -------       -------
Increase in mortgage loans receivable (before net items)................ $   143,740    $    94,537     $ 127,576
                                                                             =======        =======       =======

_____________________
*     Consists of loans  originated in  connection  with the  refinancing  of existing  loans from Eagle.  The corresponding pay-off of the original loan is included in the table under "principal reductions."

         Consumer Loan Activities. The following table shows consumer loan originations and principal reductions of Eagle for the periods indicated.

                                                                                  Year Ended September 30,
                                                                            -----------------------------------
                                                                            1994            1993           1992
                                                                            ----            ----           ----
                                                                                       (In thousands)
Loan originations:
  Secured by deposits................................................... $     2,219    $     2,655     $   2,276
  Home improvement......................................................         236            113           134
  Home equity...........................................................      11,510         12,472        10,538
  Education.............................................................           6            182           371
  Automobile and personal...............................................       1,631          1,435           790
                                                                             -------        -------       -------
   Total originations...................................................      15,602         16,857        14,109
  Loans purchased through acquisition...................................      20,596            --         12,426
                                                                             -------        -------       -------
   Total loan originations and purchase.................................      36,198         16,857        26,535
                                                                             -------        -------       -------
Loan principal reductions:
  Secured by deposits...................................................       2,387          2,650         2,351
  Home improvement......................................................         180            122           207
  Home equity...........................................................      11,653         11,500        10,317
  Education*............................................................         116            487           301
  Automobile and personal...............................................       2,301          1,845         1,216
                                                                             -------        -------       -------
   Total principal reductions...........................................      16,637         16,604        14,392
                                                                             -------        -------       -------
Increase in consumer loans.............................................. $    19,561    $       253     $  12,143
                                                                             =======        =======       =======

________________________
* Includes loans sold of $1,087,000 in fiscal 1994, $698,000 in fiscal 1993 and $644,000 in fiscal 1992.


         Fee Income from Lending Activities. Currently, Eagle charges origination fees ranging from no fee to 2% of the amount of the loan, depending on the type of loan involved. Higher fees may be charged for construction financing or for loans secured by properties which are not owner-occupied. Fees for loan modifications, late payments, changes of property ownership and for related miscellaneous services are also charged. Income realized from these activities can vary significantly with the volume and type of loans in the portfolio and in response to competitive factors.

         Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan's yield. This amount is generally amortized over the contractual life of the related loans. At September 30, 1994, Eagle had deferred net loan fees of $2.3 million.

         Usury Limitations. Federal legislation first enacted in 1980 has preempted all state usury laws concerning residential first mortgage loans unless the state legislature acted to override the preemption by April 1, 1983. The Connecticut State Legislature did not act to override the federal preemption. Connecticut law imposes no ceiling on interest rates on the types of loans currently originated by Eagle Federal.

Non-performing Assets

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

         At September 30, 1994, the Company's total non-performing assets, including non-performing (or non-accrual) loans, real estate owned as a result of foreclosure or deed in lieu thereof and in-substance foreclosures, was $12.3 million or 1.15% of total assets. Non-performing assets were $9.1 million or .85% of total assets (without giving effect to the $3.2 million of non-performing assets relating to the Bank of Hartford transaction). This compares to non-performing assets of $12.0 million, or 1.51% of total assets, at September 30, 1993 and $10.4 million, or 1.38% of total assets, at September 30, 1992. Exclusive of the non-performing assets acquired in the Bank of Hartford transaction, the amount of non-performing assets has declined during fiscal 1994. Management believes this trend reflects the stabilization in the real estate market and economy in Connecticut over the past 12-18 months.

         The  following   table  sets  forth   information   regarding   Eagle's
non-performing assets at the dates indicated. At each date indicated, Eagle had no troubled debt restructurings.

                                                                                    At September 30,
                                                      -----------------------------------------------------------------------
                                                      1994              1993               1992             1991         1990
                                                      ----              ----               ----             ----         ----
                                                                                     (In thousands)
Loans accounted for on a
  non-accrual basis:
  Mortgage loans:
   Residential                                       $ 6,596           $ 5,407           $ 2,801           $ 4,997      $ 3,150
   Multi-family and commercial                           169               196               513                --           --
  Consumer loans                                          17                18                49                20           15
  Home equity loans                                    1,227               871               633               673          507
Accruing loans 90 or more days
  past due                                                --                --                --                --           11
Real estate acquired through
  foreclosure and in-substance
  foreclosures, net                                    4,310             5,471             6,403             3,811          705
                                                     -------           -------           -------           -------      -------
   Total non-performing assets                       $12,319           $11,963          $ 10,399           $ 9,501      $ 4,388
                                                     =======           =======           =======           =======      =======

Non-performing assets to
  loans receivable, net and
  real estate owned                                    1.51%             1.81%             1.81%             2.18%        1.04%
Non-performing assets to
  total assets                                         1.15%             1.51%             1.38%             1.81%        0.91%
Net charge-offs to average loans
  receivable, net (for the period)                     0.20%             0.11%             0.19%             0.14%        0.11%

         At September 30, 1994, non-performing assets (including the $3.2 million relating to the Bank of Hartford transaction) included $8.0 million in non-performing loans (consisting of loans delinquent 90 days or more) and $4.3 million in real estate owned and in-substance foreclosures. Approximately $37,000 in interest income was recognized on non-performing loans during the year ended September 30, 1994. If these loans had been performing in accordance with their original terms, approximately $503,000 would have been received during fiscal 1994. At September 30, 1993, non-performing assets included $6.5 million in non-performing loans and $5.5 million in real estate owned and in-substance foreclosures. At September 30, 1992, non-performing assets included $4.0 million in non-performing loans and $6.4 million in real estate owned and in-substance foreclosures.

         Although the level of non-performing loans declined in the year ended September 30, 1994 (before giving effect to the non-performing loans acquired in the Bank of Hartford transaction), management expects a number of the non-performing loans to become real estate owned. The overall level of real estate owned will depend on the number of loans which can be resolved prior to foreclosure and the ability of Eagle to sell properties which it owns. The Company strives to aggressively market properties and has been able to decrease the level of real estate owned during fiscal 1994.

         With respect to mortgage loans, when a borrower fails to make a required payment by the 15th day after payment is due, Eagle attempts to cause the deficiency to be cured by corresponding with the borrower. If the deficiency continues, Eagle corresponds further with the borrower and, through telephone calls and letters, attempts to determine the reason for and cure the delinquency. If the deficiency cannot be cured, Eagle generally institutes appropriate legal action through an approved collection attorney. Real estate acquired through foreclosure or by deed in lieu of foreclosure is placed on the books at the lower of the carrying value of the loan or the fair market value of the real estate based upon a current appraisal, less selling costs. Any reduction below the value previously recorded on the books is charged against income or against a valuation reserve. Any loss in excess of the reserve is charged against income. With respect to consumer loans, the borrower receives correspondence from Eagle after the loan is 10 to 15 days past due. If it appears, after further communications with the borrower, that the delinquency cannot be cured, legal action is instituted. These procedures may be accelerated further in certain cases, such as chronic delinquencies or unsecured loans.

         At September 30, 1994, real estate acquired in settlement of loans and in-substance foreclosures had a book balance of $4.3 million, most of which is in residential properties except for three local pieces of commercial real estate with an aggregate book value of $486,000.

Allowance for Loan Losses

         At September 30, 1994, Eagle's allowance for loan losses totaled $8.3 million, compared to $5.0 million at September 30, 1993, and $4.0 million at September 30, 1992. During the year ended September 30, 1994, in addition to a $1.2 million provision for loan losses, Eagle increased the allowance by $3.5 million in connection with the acquisition of $80.6 million of loans in the Bank of Hartford transaction. During fiscal 1992, in addition to a $1.6 million provision for loan losses, Eagle increased the allowance by $1.8 million in connection with the acquisition of $86.8 million of loans in the Danbury Federal transaction.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                 Year Ended September 30,
                                                 ----------------------------------------------------
                                                 1994           1993       1992       1991       1990
                                                 ----           ----       ----       ----       ----
                                                                 (Dollars in thousands)

Balance at beginning of period............     $ 5,005        $  4,011   $  1,544   $    484   $    196
Loans charged-off:
  1-4 family mortgage loans...............        (942)           (332)      (891)      (487)        (1)
  Multi-family, commercial real
   estate and land loans..................        (496)           (582)      (249)       (70)         0
  Consumer loans..........................         (68)            (44)       (10)       (64)        (4)
                                                -------         -------    -------     ------      -----
    Total loans charged off...............      (1,506)           (958)    (1,150)      (621)        (5)
Recoveries:
  1-4 family mortgage loans...............         110             235        192         23         12
  Multi-family, commercial real
   estate and land loans..................           0               7         18          6          0
  Consumer loans..........................           2               2          2          0          0
                                               -------         -------    -------     ------      -----
    Total recoveries......................         112             244        212         29         12
                                               -------         -------    -------     ------      -----
     Net charge-offs......................      (1,394)           (714)      (938)      (592)         7
                                               -------         -------    -------     ------      -----
Provision for loan losses.................       1,200           1,708      1,646      1,652        281
Allowance acquired through purchase.......       3,500              --      1,759         --         --
                                               -------         -------    -------     ------      -----
Balance at end of period..................     $ 8,311        $  5,005   $  4,011   $  1,544   $    484
                                               -------         -------    -------     ------      -----
Ratio of net charge-offs to average
  loans outstanding during the
  period..................................        0.20%           0.11%      0.19%      0.14%        --
Allowance for loan losses to loans
  receivable (at period end)..............        1.03            0.76       0.70       0.36       0.12%
Allowance for loan losses to
  non-performing loans (at period end)....         104              77        100         27         13

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

         The following table presents an allocation of Eagle's allowance for loan losses by loan category and presents the percent of each loan category to the total loan portfolio at the dates indicated.

                                                                         At September 30,
                                               1994              1993          1992         1991       1990
                                               ----              ----          ----         ----       ----
                                                                 (Dollars in thousands)
Balance at end of period applicable to:
1-4 family mortgage loans.................  $    6,231         $   4,234    $   3,438    $    885   $   379
                                                  86.7%             87.2%        85.7%       85.4%     86.6%
Multi-family, commercial real estate
  and land loans..........................  $      803         $     492    $     319    $    399   $    23
                                                   4.9%              5.3%         5.7%        6.1%      5.2%
Consumer loans............................  $    1,277         $     279          254         260        82
                                                   8.4%              7.5%         8.6%        8.5%      8.2%
                                                  ----               ---          ---         ---       ---
   Total allowance for loan losses........  $    8,311         $   5,005    $   4,011    $  1,544   $   484
                                                 =====             =====        =====       =====       ===

         The ratio of allowance for loan losses to non-performing loans was 104%, 77% and 100% at September 30, 1994, September 30, 1993 and September 30, 1992, respectively. This coverage ratio will vary from time to time based upon the composition of, and management's analysis of the risk elements in the loan portfolio, as well as the composition of problem loans. The allowance for loan losses is not based on a percentage of non-performing loans, but on the total portfolio classified by risk group plus estimated losses on individual problem loans.
         The following table sets forth the amount of accruing loans delinquent 60-89 days, the amount of non-accrual loans, the balance of the Company's allowance for loan losses and the coverage ratio of such allowance to the total of loans at the dates indicated. See "-Non-performing Assets" above for definition of non-accrual loans.

                                                               At September 30,.
                                             1994                    1993                      1992
                                             ----                    ----                      ----
                                                            (Dollars in thousands)

Accruing loans delinquent 60-89
  days................................    $   1,480(a)            $   2,412                  $  2,332

Non-accrual loans.....................        8,009(b)                6,492                     3,996
                                            ---------              --------                   -------
Total.................................    $   9,489               $   8,904                  $  6,328
                                            =========              ========                   =======
Allowance for loan losses.............    $   8,311(c)            $   5,005                  $  4,011
Coverage ratio........................         87.6%                   56.2%                     63.4%

_________________
(a) Includes $440,000 of loans delinquent 60-89 days or more acquired in the Bank of Hartford transaction.

(b) Includes $3.2 million of non-performing loans acquired in the Bank of Hartford transaction.

(c) Includes an additional $3.5 million of allowance for loan losses established as part of the Bank of Hartford transaction.

         At September 30, 1994, loans delinquent 60 days or more (including non-performing loans) totaled $5.9 million (before giving effect to $3.6 million of such loans acquired in the Bank of Hartford transaction), compared to $8.9 million at September 30, 1993 and $6.3 million at September 30, 1992. Eagle's progress in reducing loans delinquent 60 days or more during fiscal 1994 is attributable to a stabilized Connecticut economy coupled with the Bank's increased collection efforts earlier in the collection cycle.

         Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination. The OTS completed a regularly scheduled examination of the Bank during 1994 and no changes to the allowance for loan losses were required at that time.

Investment Activities

         Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Federal laws and regulations also require savings institutions to maintain liquid assets at minimum levels which vary from time to time. See "Regulation -- Savings Institution Regulation -- Liquidity." Eagle Federal purchases debt securities with the intent and the ability to hold such securities to maturity for the purpose of earning interest income.

         Eagle, as a Delaware corporation, has authority to invest in any type of investment permitted under Delaware law. As a savings and loan holding company, however, Eagle's investments are subject to certain regulatory restrictions described under "Regulation -- Savings and Loan Holding Company Regulation." Eagle Federal maintains an investment portfolio that provides not only a source of income but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in these investment portfolios is dependent upon management's judgment from time to time as to the attractiveness of yields available on loans as compared to investment securities. Neither Eagle, nor Eagle Federal invest in below-investment grade corporate bonds and notes.

         The Company's total holdings of mortgage-backed and investment securities increased to $182.9 million at September 30, 1994 from $88.4 million at September 30, 1993, having previously decreased from $117.7 million at September 30, 1992. The increase from fiscal year end 1993 to 1994 reflects the purchase of investment securities funded with matching FHLB advances, as well as the acquisition of $72.7 million of investment securities, substantially all of which are U.S. Treasury and agency securities, in the Bank of Hartford transaction. The decrease from fiscal year end 1992 to 1993 reflects the use of proceeds from maturities and amortization, as well as the sale of $12.0 million of investment securities, to fund the Bank's strong loan origination activity in 1993.

         The Company's investment securities portfolio at September 30, 1994 was comprised primarily of U.S. Treasury and government agency securities and other investment securities rated in the top grade by at least one nationally recognized rating agency. Mortgage-backed securities are investments generally secured by pools of government-insured or government-guaranteed, fixed rate or adjustable rate mortgage loans. The payments of interest and principal on such loans are passed through to the securities holders after deducting a servicing fee. The collateralized mortgage obligation portion of the investment portfolio contains no derivative investment securities such as interest only tranches, principal only tranches or strips. The mortgage-backed securities held by Eagle are subject to interest rate and prepayment risks customarily associated with such securities. The average weighted life of mortgage-backed securities will differ from contractual maturities, depending upon the rate of prepayments. Borrowers on the underlying mortgages may have the right to prepay their loans with or without prepayment penalties. In a declining interest rate environment, more borrowers than would otherwise be anticipated may choose to prepay their loans in order to refinance the loans at lower rates. As a result, the actual yield on mortgage-backed securities may be less than the expected yields based upon prepayment experience.

         At September 30, 1994, there were no investments in any issuer, excluding securities of the U.S. government and its agencies and corporations, the aggregate book value or market value of which exceeded 10% of Eagle's shareholders' equity.

         The   following   table   sets   forth  the   composition   of  Eagle's
mortgage-backed and investment securities portfolio at the dates indicated.

                                                                    At September 30,
                                      -----------------------------------------------------------------------------
                                              1994                         1993                       1992
                                      ---------------------      ----------------------      -----------------------
                                       Book        % of            Book         % of             Book       % of
                                       Value     Portfolio         Value      Portfolio          Value    Portfolio
                                                                                 (Dollars in thousands)
Investment Securities:
  U.S. Treasury securities.......... $ 12,834        7.0%        $  4,098        4.6%        $    6,003        5.1%
  U.S. government agencies
   and corporations.................   14,018        7.6            8,993       10.2             13,344       11.3
  Collateralized mortgage
   obligations......................   47,357       25.8           23,223       26.3             39,412       33.5
  Other bonds and notes.............   23,040       12.6           10,566       11.9             13,907       11.8
  Mutual fund and marketable
   equity securities................   17,615        9.6           15,599       17.7             13,353       11.4
Mortgage-backed securities..........   68,706       37.4           25,953       29.3             31,652       26.9
                                      -------      ------         -------      ------           -------      ------
   Total book value of
    portfolio.......................  183,570      100.0%          88,432      100.0%           117,671      100.0%
                                                   ======                      ======                        ======
 Less net unrealized loss on
  mutual funds and marketable
  equity securities.................     (679)                        --                             --
   Total net book value of
    portfolio....................... $182,891                   $  88,432                       $117,671
                                     ========                   =========                       ========
   Total market value of
    portfolio....................... $179,388                   $  90,303                       $120,373


          The following table sets forth the maturities of Eagle's mortgage-backed and investment securities at September 30, 1994 and the weighted average yields of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Within One Year         Within Five Years     Within 10 Years          After 10 Years
                                                 Weighted               Weighted                 Weighted               Weighted
                                                  Average                Average                  Average               Average
                                      Amount       Yield       Amount     Yield     Amount         Yield     Amount      Yield
                                                                         (Dollars in thousands)

Investment Securities:
  U.S. Treasury securities.......... $  6,536        5.16%    $   6,298     6.23%     $     --       -- %     $      --      -- %
  U.S. government agencies
   and corporations.................      998        5.60        11,020     6.51            --       --            2,000    7.75
  Collateralized mortgage
   obligations......................      --           --         3,680     6.57             68     7.18          43,609    6.26
  Other bonds and notes.............    2,306        6.33        11,267     6.27          1,826     6.49           7,641    5.59
  Mutual fund and marketable
   equity securities, net...........      --           --           --        --            --       --              --      --
                                       ------       ------      -------    -----        -------    -----         --------  -----
    Total investment securities.....    9,840        5.48        32,265     6.38          1,894     6.51           53,250   6.22
 Mortgage-backed securities.........      --           --         7,858     6.78         12,301     7.06           48,547   7.51
                                       ------       ------      -------    -----        -------    -----         --------  -----
    Total mortgage-backed
     and investment securities...... $  9,840        5.48%    $  40,123     6.46%     $  14,195     6.99%     $   101,797   6.83
                                       ======       ======      =======    =====        =======    =====         ========  =====

         The   aggregate   carrying   amounts  and  market   values  of  Eagle's
mortgage-backed and investment securities at September 30, 1994 are as follows:

                                                               Gross          Gross
                                                 Book       Unrealized     Unrealized            Market
                                                 Value         Gains          Losses             Value
                                             ----------     ----------   -------------      --------------
                                                                      (In thousands)
Investment Securities:
  U.S. Treasury securities.................. $  12,834      $     3      $        38        $      12,799
  U.S. government agencies and
   corporations.............................    14,018           10              157               13,871
  Collateralized mortgage obligations.......    47,357           32            1,398               45,991
  Other bonds and notes.....................    23,040           18              491               22,567
  Mutual fund and marketable
   equity securities, net...................    16,936           --               --               16,936
Mortgage-backed securities..................    68,706           44            1,526               67,224
                                               -------          ---           ------              -------
    Total mortgage-backed and
     investment securities, and
     securities available for sale.......... $ 182,891      $   107      $     3,610        $     179,388
                                               =======          ===           ======              =======

Sources of Funds

         General. Deposits are the primary source of funds for use in the lending and investment activities of Eagle. In addition, funds are derived from loan payments (including interest, amortization of principal and prepayments), earnings on investments, maturing investments and FHL Bank advances. Historically, Eagle has not relied on sales of loans and investment securities as sources of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing interest rates on alternative products and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or on a longer term basis to support expanded lending activities.

         Deposits increased to $948.8 million at September 30, 1994 from $706.2 million at September 30, 1993 and $677.7 million at September 30, 1992. The growth in deposits includes the July 1993 purchase of a banking office located in Brookfield, Connecticut with $8.2 million in deposits and the assumption of $272.8 million of deposits of the Bank of Hartford in June 1994. Total borrowings increased to $39.6 million at September 30, 1994 from $16.3 million at September 30, 1993 and $7.3 million at September 30, 1992. The increase in borrowed money in fiscal 1994 and in fiscal 1993 reflects the use of FHLB advances to fund a portion of loan originations and to purchase investment securities with matching durations. Loan originations also were funded with loan repayments and deposits.

         Deposit Activities. Eagle has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to five years. Deposits are primarily derived from the areas in which the offices of Eagle Federal's are located. Eagle does not actively solicit deposits outside the State of Connecticut or use brokers to obtain deposits. Eagle does occasionally use premiums and promotions to attract deposits.

         In response to the low interest rate environment during the first part of 1994, the trend by depositors at Eagle was to withdraw funds in maturing short-term certificates (original term of one year or less) and either extend the term of their certificate to obtain a higher yield or transfer the funds into a money market or passbook account in anticipation of a future rise in interest rates. More recently, as interest rates have risen, depositors have begun to shift funds out of money market and passbook accounts. The deregulation of various federal controls on insured deposits has allowed Eagle to be more competitive in the acquisition and retention of funds, but has also resulted in a more volatile cost of funds. Federal regulations no longer require Eagle to impose interest penalties for early withdrawal of deposits. However, to assist in maintaining the maturity and cost structure of their deposits, Eagle continues to impose such penalties. The deposit accounts offered by Eagle are reviewed on a systematic basis in order to determine whether such accounts continue to meet asset/liability management goals. Eagle attempts to control the flow of funds in its deposit accounts according to the need for funds and the cost of alternative sources of funds. The flow of funds is controlled primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in the market area. Interest rates paid by Eagle generally are competitive with the rates offered by other institutions in its primary market areas. Eagle has maintained a strong liquidity position and has generally maintained its deposit base, but has not actively competed for deposits when funds were available from other sources or when its existing funds were sufficient to meet their liquidity needs.

         The following table describes the deposit accounts offered by Eagle at September 30, 1994.

                                                                             Minimum         Interest
                          Type or Minimum Term                               Deposit           Rate
                          --------------------                              ---------         ------

         Passbook......................................................    $      10            2.00%
         NOW...........................................................           50             .50%
         Money market accounts.........................................        1,000            2.50%
         Market-rate certificates:
           91 day......................................................          500            2.90%
           Six months..................................................          500            3.44%
           One year....................................................          500            4.41%
           Two years...................................................          500            5.13%
           Three years.................................................          500            4.98%
           Five years..................................................          500            5.85%
         IRA certificates:
           1-1/2 year (variable rate)..................................           50            3.44%
           1-1/2 year (fixed rate).....................................          500            4.41%
           4-1/2 years (fixed rate)....................................          500            5.27%

         Eagle prices its deposits to take advantage of opportunities for profitable investment of the funds through regular lending activities, and to a lesser amount to encourage deposits in longer term accounts. Interest rates are primarily based on prevailing market conditions, the need for funds and ability to pay.

         The following table sets forth the deposit flows for Eagle during the periods indicated.

                                                                                  Year Ended September 30,
                                                                            1994            1993           1992
                                                                            ----            ----           ----
                                                                                       (In thousands)

Deposits acquired through acquisitions...............................   $    272,752   $      8,198    $  180,140
Deposits.............................................................      1,455,747      1,416,543       998,982
Withdrawals..........................................................      1,513,532      1,424,188       988,521
                                                                           ---------      ---------       -------
Net cash inflow (outflow)............................................        214,967            553       190,601
Interest credited....................................................         27,648         27,960        29,026
                                                                           ---------      ---------       -------
Net increase in deposits.............................................   $    242,615   $     28,513    $  219,627
                                                                           =========      =========       =======

         The following table sets forth the deposit accounts of Eagle in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                         At September 30,
                                                1994                           1993                             1992
                                                ----                           ----                             ----
                                   Weighted              % of     Weighed                  % of     Weighted                % of
                                   average               total    average                  total    average                 total
                                    rate       Amount  deposits    rate       Amount     deposits     rate         Amount  deposits
                                                                 (Dollars in thousands)
Balance by account type:
  Non-interest bearing              0.00%     $ 22,101    2.3%      0.00%     $ 12,999       1.8%       0.00%     $ 12,088    1.8%
  Regular savings                   1.99       162,344   17.1       2.50       117,847      16.7        3.50       103,755   15.3
  NOW accounts                      1.05        76,111    8.0       1.25        52,768       7.5        2.70        43,672    6.4
  Money market accounts             2.67       151,290   16.0       2.90       135,413      19.2        3.67       136,054   20.1
                                              --------  -----                 --------     -----                  --------  -----
                                               411,846   43.4                  319,027      45.2                   295,569   43.6
                                              --------  -----                 --------     -----                  --------  -----
Certificate accounts with
  original maturities of:
  Six months or less                3.27       107,722   11.4       3.50        82,890      11.7        4.13        91,218   13.5
  Over six months to
   one year                         3.77       110,928   11.7       3.62        79,396      11.2        4.76       124,112   18.3
  Over one year to
   two years                        4.37       113,970   12.0       4.75        78,086      11.1        5.72        61,050    9.0
  Over two years                    5.85       204,363   21.5       6.22       146,815      20.8        6.91       105,752   15.6
                                              --------  -----                 --------     -----                  --------  -----
                                               536,983   56.6                  387,187      54.8                   382,132   56.4
                                              --------  -----                 --------     -----                  --------  -----
                                              $948,829  100.0%                $706,214     100.0%                 $677,701  100.0%
                                              ========  =====                 ========     =====                  ========  =====

         The following table presents, by various interest rate categories, the amounts of certificate accounts at Eagle as of the dates indicated.

                                                            At September 30,
                                                          1994           1993
                                                          ----           ----
                                                            (In thousands)

Less than 4.01%..................................... $   228,638     $ 171,582
4.01 - 6.00%........................................     253,076       111,486
6.01-10.00%.........................................      55,269       104,119
                                                          ------       -------
                                                     $   536,983     $ 387,187
                                                         =======       =======

         The following table sets forth the amount and remaining maturities by interest rate of time deposits at September 30, 1994.

                                                                        One to            After
                                                    Less Than           Three             Three
               Rate                                  One Year           Years             Years           Total
                                                                           (In thousands)

Less than 4.01%..................................  $   108,497       $   120,141      $       --        $ 228,638
4.01- 6.00%......................................        6,510           154,271           92,295         253,076
6.01-10.00%......................................          164             5,092           50,013          55,269
                                                           ---             -----           ------          ------
     Total.......................................  $   115,171       $   279,504      $   142,308       $ 536,983
                                                       =======           =======          =======         =======

         Certain information regarding the deposit accounts at Eagle in amounts of $100,000 or more at September 30, 1994 is shown in the table below.

            Total                                Over               Over
          Deposits                           Three Months        Six Months
         of $100,000      Three Months          through            through          Over        % of Total
           or more           or less          Six Months          One Year        One Year       Deposits
                                                  (In thousands)

         $   53,127         $   17,796       $   12,558          $   5,905       $  16,868         5.6%

         Borrowings. The FHL Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHL Bank System are required to own capital stock in the FHL Bank. Members are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain creditworthiness standards have been met. See "Regulation -- Federal Home Loan Bank System." Under its current credit policies, the FHL Bank limits advances based on the value of a member's qualified collateral that has not been pledged to outside sources. Historically, Eagle Federal has not relied on FHL Bank advances and other borrowings to any significant extent as a source of funds. At September 30, 1994, Eagle Federal had authority to borrow up to $613 million from the FHL Bank of Boston, and will continue to use this source of funds. Outstanding FHL Bank advances at September 30, 1994 totaled $31.8 million compared to $15.5 million at September 30, 1993 and $5.5 million at September 30, 1992. The weighted average interest rate on FHL Bank advances outstanding at September 30, 1994, 1993 and 1992 was 5.44%, 5.91% and 7.82% respectively.

         Eagle had an average outstanding balance in short-term advances (i.e. maturing in one year or less) of approximately $3.9 million, $8.5 million and $2.2 million during fiscal 1994, 1993 and 1992, respectively, at approximate weighted-average interest rates of 5.26%, 7.58% and 8.75%, respectively. The maximum amount outstanding at any month-end during fiscal 1994, 1993 and 1992 was $31.8 million, $15.5 million and $8.5 million, respectively.

         On a consolidated basis, Eagle had other borrowed money in the amount of $7.8 million at September 30, 1994 compared to $752,000 at September 30, 1993. The 1994 figure includes a $7.4 million reverse repurchase agreement maturing on October 26, 1994 at a cost of 5.09%, and $467,000 of payments due on Eagle's ESOP loans at an average cost of 7.50%. The 1993 figure represents $752,000 of payments due on Eagle's ESOP loans at an average cost of 5.78%. In April 1987, Eagle's ESOP borrowed $1.2 million to fund the purchase of 100,000 shares of newly issued Eagle stock. The term note matures in 1997 with interest due quarterly at 82.5% of the lender's floating prime rate. In 1991, the ESOP borrowed an additional $759,000 to purchase shares of the Company's outstanding common stock under a term note maturing in 1997 with interest due quarterly at the lender's floating prime rate plus .25%. Eagle and Eagle Federal have the discretion to make contributions to the ESOP each year. Eagle Federal intends to make annual contributions to the ESOP equal to the debt service of the borrowings by the ESOP. Eagle has guaranteed the payment of the loans and secured that guarantee with certain marketable securities.

         The following table sets forth the amount of interest-earning assets and interest-earning liabilities outstanding as of September 30, 1994 which are expected to mature or reprice in each of the time periods shown:

                                                              Repricing    Repricing     Repricing       Repricing
                                                   Percent      Within       Within       Within            Over
                                        Amount     of Total    0-3 Mos.     4-12 Mos.     1-5 Yrs.         5 Yrs.
                                        ------     --------    --------     ---------    -----------     ----------
Interest-earning assets.............
    Loans receivable, net (a).......  $   813,272         80%   $ 151,882  $   268,594  $   200,959    $  191,837
    Mortgage-backed securities......       68,706          7%       1,365        3,930       20,510        42,901
    Investment securities (b).......      121,082         11%      39,144       24,955       51,993         4,990
    Investment securities available
    for sale........................       17,615          2%      10,334        4,399        2,882
                                           ------          --      ------        -----        -----       -------
    Total interest-earning assets...  $ 1,020,675        100%   $ 202,725  $   301,878  $   276,344    $  239,728

Interest-earning liabilities
    Passbook accounts...............     $162,344         16%     $19,923      $46,114      $48,373       $47,934
    Certificate accounts............      536,983         54%     121,953      212,238      201,758         1,034
    Other deposits..................      249,502         25%      30,179       74,928      108,554        35,841
    FHLB advances...................       31,775          3%       8,975        2,300       17,000         3,500
    Other borrowings................        7,817          1%       7,817
                                            -----          --       -----     --------     --------       -------
    Total interest-earning liabilities   $988,421        100%    $188,847     $335,580     $375,685       $88,309
                                         --------        ----    --------     --------     --------       -------

Periodic repricing difference
    (periodic gap)..................                              $13,878    ($33,702)    ($99,341)    $  151,419
                                                                  =======    =========    =========       =======

Cumulative repricing difference
    (cumulative gap)................                              $13,878    ($19,824)   ($119,165)    $   32,254
                                                                  =======    =========   ==========        ======

Cumulative gap to total assets......                                  1.3%        -1.9%       -11.2%          3.0%

- ----------------------
(a) Loans are net of non-performing loans, undisbursed portions of loans due borrowers and unearned discounts and premiums.

(b) Investment securities include investment securities, interest-bearing deposits, FHL Bank stock, excess cash and receivables due from the FDIC.

         The following assumptions were determined by management in order to prepare the gap table set forth above. Non-amortizing investment securities are shown in the period in which they contractually mature. The table generally assumes a 15% annual prepayment rate for adjustable-rate, residential mortgage loans based on the Bank's historical prepayment experience. A 10% rate generally is assumed for 30 year fixed-rate mortgages, based primarily on the Bank's historical prepayment rates for such loans. All other residential and non-residential mortgages are assigned an annual prepayment rate based on the Bank's historical experience. Estimated decay rates on all deposit accounts are based primarily upon the Bank's historical experience.

         The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. For example, if all passbook deposits were assumed to reprice in one year or less, the Company's one-year cumulative gap to total assets would be negative 10.9%

         The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods and at the dates indicated. During the periods indicated, non-accrual loans are included in the loans receivable category.

                                                                  Years Ended September 30,
                                                 1994                        1993                     1992
                                                 ----                        ----                     ----
                                              Interest  Average          Interest   Average             Interest  Average
                                     Average   income/  yield/   Average  income/   yield/     Average   income/  yield/
                                     balance   expense   cost    balance  expense    cost      balance  expense    cost
                                     -------   -------   ----    -------  -------    ----      -------  -------    ----
                                                                (Dollars in thousands)

Assets:
Interest-earning assets:
  Loans receivable (a)........... $711,302   $51,250   7.21%    $625,446   $48,614   7.77%   $504,789    $45,404   8.99%
  Mortgage-backed securities.....   38,760     2,645   6.82%      29,668     1,859   6.27%     11,841        820   6.93%
  Securities available for sale..   17,197       810   4.71%      11,191       478   4.27%          0          0      0%
  Investment securities..........   94,013     5,272   5.61%      83,728     4,793   5.72%    100,605      5,616   5.58%
  Federal funds sold.............    2,577       110   4.27%         320        10   3.13%      1,140         44   3.86%
                                     -----    ------   -----     -------   -------   -----    -------     ------   -----
   Total interest-earning assets   863,849    60,087   6.96%     750,353    55,754   7.43%    618,375     51,884   8.39%
 Non-interest earning assets.....   31,443                        26,306                       22,532
                                   -------                       -------                      -------
   Total assets..................  895,292                       776,659                      640,907
                                   =======                       =======                      =======

Liabilities and shareholders' equity:
Interest-bearing liabilities:
  Deposits (b)...................  792,833    27,648   3.49%     700,003    27,960   3.99%    570,103     29,026   5.09%
  FHLB advances..................   21,968     1,266   5.76%       5,629       494   8.78%      7,706        634   8.23%
  Other borrowings...............    2,450       102   4.16%         416        15   3.61%      1,112         38   3.42%
                                   -------    ------   -----     -------    ------   -----    -------     ------   -----
   Total interest-bearing
     liabilities                   817,251    29,016   3.55%     706,048    28,469   4.03%    578,921  $  29,698   5.13%
                                   -------    ------   -----     -------    ------   -----    -------     ------   -----
Non-interest-bearing liabilities.   14,933                        13,078                        9,274
                                   -------                       -------                      -------
   Total liabilities.............  832,184                       719,126                      588,195

Shareholders' equity.............   63,108                        57,533                       52,712
                                   -------                       -------                      -------
   Total liabilities and
    shareholders' equity......... $895,292                      $776,659                     $640,907
                                  ========                      ========                     ========
Excess of interest-earning assets
  over interest-bearing
  liabilities/net interest
  income.........................  $46,598   $31,071            $ 44,305   $27,285            $39,454    $22,186
                                   =======   =======              ======   =======            =======    =======
Ratio of interest-earning assets to
  interest-bearing liabilities...                      105.7%                       106.3%                         106.8%
                                                       =====                        =====                          =====
 Net interest income.............            $31,071                       $27,285                       $22,186
                                             =======                       =======                       =======
 Average interest rate spread....                      3.41%                         3.40%                         3.26%
Net interest margin (c)..........                      3.60%                         3.64%                         3.59%

__________________

(a) Interest income includes loan origination fees of $937,000, $574,000 and $263,000 in fiscal 1994, 1993 and 1992, respectively.

(b) Includes non-interest-bearing demand deposits which averaged $17.4 million, $10.8 million and $7.0 million for fiscal 1994, 1993 and 1992, respectively.

(c) Net interest income divided by average interest-earning assets.

         The following table allocates the period-to-period changes in the Company's various categories of interest income and interest expense between changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year's rate), changes due to changes in rate (change in rate multiplied by prior year's volume) and changes due to changes in rate-volume (changes in rate multiplied by changes in volume).

                                                       Year Ended                                Year Ended
                                                September 30, 1994 v. 1993                September 30, 1993 v. 1992
                                                Increase (Decrease) Due To                Increase (Decrease) Due To
                                                                Rate/                                     Rate/
                                             Rate   Volume     Volume     Total       Rate    Volume     Volume    Total
                                                                           (In thousands)
 Interest-earning assets:
  Loans receivable......................  $ (3,550) $  6,673  $   (497) $  2,636    $ (6,169) $10,853   $ (1,474)  $  3,210
  Mortgage-backed securities............       165       570        51       786         (78)   1,234       (117)     1,039
  Securities available for sale.........        49       256        27       332           0      478          0        478
  Investment securities (a).............       (92)      588       (17)      479         141     (944)       (22)      (825)
  Federal funds sold....................         4        70        26       100          (9)     (32)         9        (32)
                                            -------    -----      -----   ------      -------  -------    -------    -------
   Total................................    (3,424)    8,157      (400)    4,383      (6,115)  11,589     (1,604)     3,870
                                            -------    -----      -----   ------      -------  -------    -------    -------
 Interest-bearing liabilities:
   Deposits.............................    (3,549)    3,708      (471)     (312)     (6,255)   6,614     (1,425)    (1,066)
   FHLB advances........................      (170)    1,434      (492)      772          42     (171)       (11)      (140)
   Other borrowings.....................         3        75        11        87           2      (24)        (1)       (23)
                                            -------    -----      -----   ------      -------  -------    -------    -------
   Total................................  $ (3,716) $  5,215  $   (952) $    547      (6,211)   6,419     (1,437)    (1,229)
                                            -------    -----      -----   ------      -------  -------    -------    -------
 Net change in net interest income......  $    292  $  2,942  $    552  $  3,786    $     96  $ 5,170   $   (167)  $  5,099
                                            =======    =====      =====   ======      =======  =======    =======    =======

_________________
(a)   Investment securities include interest-bearing deposits, investment securities and FHLB stock.

         The Company's dividend payout ratio (i.e., dividends declared per share divided by net income per share) was 32.48%, 31.98% and 32.35% for the fiscal years ended 1994, 1993 and 1992, respectively. Information concerning the Company's return on assets, return on equity and equity to assets ratio for fiscal 1994, 1993 and 1992 is included the selected financial information incorporated by reference under Item 6 below.

Service Corporation Activities

         Federal regulations permit a federally chartered savings institution to invest an amount up to 2% of its assets in the stock, paid-in surplus, and unsecured obligations of subsidiary service corporations engaged in certain activities, and an additional 1% of its assets when the additional funds are used primarily for community or inner-city development or investment. In addition, federal regulations generally authorize such institutions which meet minimum regulatory capital requirements to invest up to 50% of regulatory capital in conforming first mortgage loans to service corporations. At September 30, 1994, Eagle Federal's direct investment (capital stock) in its service corporation, Eagle Service Corp., was $1,000. Eagle Service Corp. administers the securities brokerage and investment services made available to Eagle Federal's customers.

Employees

         At September 30, 1994, Eagle had 376 employees (including 108 part-time employees), all of whom are employed by Eagle Federal. None of these employees are represented by a collective bargaining group. Employee benefits for full-time employees include reimbursement of approved, business-related educational expenses, a pension plan and life, health and disability insurance. Management considers that Eagle's relations with its employees are good.

                          MARKET AREA AND COMPETITION

         Eagle Federal is headquartered in Bristol, Connecticut and conducts business from four offices in Bristol, two offices in Hartford, and one office each in Avon, Bloomfield, Canton, Rocky Hill and West Hartford (all of which are in Hartford County), three offices in Danbury, two offices in Torrington, one office each in Litchfield, Terryville and Winsted (all of which are in Litchfield County), and one office each in Brookfield, New Fairfield, Ridgefield and Newtown (all of which are in Fairfield County). Bristol, located in central Connecticut 18 miles west of Hartford, is a city of approximately 60,000 people with a broad-based economy. Over 100 manufacturing firms of all sizes operate in or near Bristol. The city of Torrington is located 27 miles west of Hartford at the northern end of the Route 8 corridor which runs from the northwest corner of Connecticut to the New Haven and Bridgeport metropolitan areas. Torrington has an estimated population of 30,000 and is the largest city in Litchfield County. Torrington benefits from its close proximity to the Hartford metropolitan area. Danbury is located in the far western portion of Fairfield County. Danbury has a population of approximately 60,000 and has a broad-based economy. Hartford, the capital of Connecticut, has a population of approximately 140,000 and is the governmental and economic center of Central Connecticut.

         Eagle Federal faces substantial competition for deposits and loans throughout its market area. The primary factors stressed by Eagle Federal in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, commercial banks and insurance companies. In Torrington, competition for loans and deposits comes primarily from other savings institutions as well as from mortgage companies headquartered outside Torrington which are active in the area. Eagle Federal experiences more intense competition in the Canton area, in part as a result of the larger number of financial institutions in operation there and its closer proximity to Hartford. Eagle Federal competes with three commercial banks and thrift institutions headquartered in Bristol, as well as with out-of-state financial institutions which have opened loan production facilities (especially mortgage banking offices) in the Bristol area. In Danbury, Eagle Federal competes with three other local savings institutions along with many commercial banks and credit unions.

         The Connecticut Interstate Banking Act permits Connecticut bank holding companies to engage in stock acquisitions of depository institutions in other New England states with reciprocal legislation. All New England states currently have some form of reciprocal legislation. This law also allows bank holding companies from any state to establish non-bank offices (including loan production offices) in Connecticut on a limited basis. The United States Supreme Court has upheld the Connecticut statute, as well as a similar Massachusetts law. Several interstate mergers involving large Connecticut banks and banks headquartered in Massachusetts have since been completed. The impact of such mergers (and of the possible increase in the number or size of the financial institutions in its market area) may be to significantly increase the competition faced by Eagle. The Connecticut legislature also has enacted legislation which reduces the home office protection enjoyed by Connecticut-chartered savings institutions and commercial banks. This and other legislative and regulatory changes may increase the size of the banking institutions competing in the general market area of Eagle.

         The OTS's statement of policy on branching by federally chartered savings institutions permits a federal association to branch into any state or territory of the United States, except as otherwise prohibited under federal law. The OTS statement of policy expressly preempts any contrary state law. Under the OTS's prior policy statement, a federal savings institution could only branch across state lines to the same extent permitted under state law to a state-chartered institution. These provisions may increase competition from other financial institutions within Eagle Federal's market area.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expressly authorizes the Federal Reserve Board to approve acquisitions of savings institutions by bank holding companies, and prohibits the Federal Reserve Board from imposing restrictions on transactions between the acquired savings institution and its holding company affiliates, except as otherwise required by applicable statutes (such as the statutory restrictions on transactions between a bank and its affiliates set forth in the Federal Reserve Act. See "Regulation -- Savings and Loan Holding Company Regulation"). Additionally, FIRREA permits the acquired savings institution to be converted to a bank, or merged with a bank subsidiary of the acquiring bank holding company, under certain circumstances. These provisions of FIRREA have increased competition from other financial institutions within the market area of Eagle.

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), amends the Bank Holding Company Act of 1956 (the "BHCA") to permit a bank holding company to acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of deposits in the state in which the bank to be acquired is located (unless the state waives the 30% deposit limitation). IBBEA permits individual states to restrict the ability of an out-of-state bank holding company or bank to acquire an in-state bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

         Effective June 1, 1997, an "adequately capitalized" bank, with the approval of the appropriate federal banking agency, may merge with another adequately capitalized bank in any state that has not opted out of interstate branching and operate the target's offices as branches if certain conditions are satisfied. The same national (10%) and state (30%) deposit concentration limits and any applicable state minimum-existence restrictions (up to a maximum of 5 years) apply to interstate mergers as to interstate acquisitions. The applicant also must comply with any nondiscriminatory host state filing and notice requirements and demonstrate a record of compliance with applicable federal and state community reinvestment laws. A state may opt out of interstate branching by enacting a law between September 29, 1994 and June 1, 1997 expressly prohibiting interstate merger transactions.

         Under IBBEA, the resulting bank to an interstate merger may establish or acquire additional branches at any location in a state where any of the banks involved in the merger could have established or acquired a branch. A bank also may acquire one or more branches of an out-of state bank without acquiring the target out-of-state bank if the law of the target's home state permits such a transaction. In addition, IBBEA permits a bank to establish a de novo branch in another state if the host state by statute expressly permits de novo interstate branching.

         IBBEA also permits a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans, and receiving loan payments effective as of September 29, 1995. Under IBBEA, a savings association may perform similar agency services for affiliated banks to the extent that the savings association was affiliated with a bank on July 1, 1994 and satisfies certain additional requirements.

         The foregoing provisions of IBBEA are expected to further increase competition within Eagle's existing market area.

                                   REGULATION

General

         The Company, as a savings institution holding company, and the Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. The Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

         In recent years there have been a significant number of changes in the manner in which insured depository institutions and their holding companies are regulated. Such changes have imposed additional regulatory restrictions on the operations of insured depository institutions and their holding companies. In particular, regulatory capital requirements for insured depository institutions have increased significantly. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") requires the bank regulatory agencies to impose certain sanctions on insured depository institutions which fail to meet minimum capital requirements. In addition, the deposit premiums paid by insured depository institutions have increased significantly in recent years and will most likely increase in the future.

Savings and Loan Holding Company Regulation

         General. Under the Home Owners Loan Act (the "HOLA"), the Director of the OTS has regulatory jurisdiction over savings and loan holding companies. Eagle, as a savings and loan holding company within the meaning of the HOLA, is subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

         The HOLA prohibits a savings and loan holding company such as Eagle, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets another savings institution or savings and loan holding company without the prior written approval of the Director of the OTS; (ii) acquiring more than 5% of the issued and outstanding shares of voting stock of another savings institution or savings and loan holding company (subject to certain limited exceptions); or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts. The HOLA also allows the Director of the OTS to approve transactions resulting in the creation of multiple savings and loan holding companies controlling savings institutions located in more than one state in both supervisory and non-supervisory transactions, subject to the requirement that, in non-supervisory transactions, the law of the state in which the savings institution to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. As a result, the Company may, with the prior approval of the Director of the OTS, acquire control of savings institutions located in states other than Connecticut if the acquisition is expressly permitted by the laws of the state in which the savings institution to be acquired is located. Restrictions relating to service as an officer or director of an unaffiliated holding company or savings institution are applicable to the directors and officers of Eagle and its savings institution subsidiaries under the Depository Institutions Management Interlocks Act.

         Restrictions on Activities of Multiple Savings and Loan Holding Companies. As a unitary holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Eagle Federal continues to qualify as qualified thrift lender ("QTL"). Eagle could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if Eagle fails to constitute a QTL. See "Regulation -- Savings Institution Regulation -Qualified Thrift Lender Requirement."

         If Eagle subsequently becomes a multiple savings and loan holding company, Eagle would be prohibited from engaging in any activities other than
(i) furnishing or providing management services for its subsidiary savings associations; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from its subsidiary savings associations; (iv) holding or managing properties used or occupied by its subsidiary savings associations; (v) acting as trustee under deeds of trust;
(vi) engaging in any other activity in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Federal Reserve Board by regulation has determined to be permissible for bank holding companies under Section 4(c) of the BHCA (unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities in which multiple savings and loan holding companies were authorized by regulation to engage as of March 5, 1987, consist of activities similar to those permitted for service corporations of federally chartered savings institutions and include, among other things, various types of lending activities, furnishing or performing  clerical,  accounting  and internal  audit  services  primarily  for affiliates, certain real estate development and leasing activities and underwriting credit life or credit health and accident insurance in connection with extension of credit by savings institutions or their affiliates. The activities which the Federal Reserve Board by regulation has permitted for bank holding companies under Section 4(c) of BHCA generally consist of those activities that the Federal Reserve Board has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions subject to certain conditions. OTS regulations do not limit the extent to which savings and loan holding companies and their non-savings institution subsidiaries may engage in activities permitted for bank holding companies pursuant to section 4(c)(8) of the BHCA, although prior OTS approval is required to commence any such activity.

Savings Institution Regulation

         General. As a SAIF-insured savings institution, Eagle Federal is subject to supervision and regulation by the Director of the OTS. Under OTS regulations, Eagle Federal is required to obtain audits by an independent accountant and to be examined periodically by the Director of the OTS. Examinations must be conducted no less frequently than every 12 months. Eagle Federal is subject to assessments by the OTS and FDIC to cover the costs of such examinations. The OTS may revalue assets of Eagle Federal, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. See "Safety and Soundness Regulations."

         Eagle Federal, as a member of the SAIF, also is subject to regulation and supervision by the FDIC, in its capacity as administrator of the SAIF, to ensure the safety and soundness of the SAIF. See "Regulation -- Savings Institution Regulation -- Insurance of Deposits."

         Capital Requirements. Eagle Federal is subject to the capital adequacy regulations adopted by the OTS. Eagle Federal's ability to pay dividends to the Company and expand its business can be restricted if its capital falls below levels established by the OTS. OTS capital regulations provide for three separate capital measures.

         (1) Tangible Capital Requirement. Each savings institution must maintain a level of tangible capital equal to at least 1.5% of its adjusted total assets (which, under OTS regulations, consist of the institution's total assets as determined on a consolidated basis in accordance with generally accepted principles, subject to certain adjustments). Tangible capital consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts and pledged deposits meeting certain regulatory criteria, and minority interests in the equity accounts of consolidated subsidiaries. In calculating tangible capital, savings associations are required to deduct from assets, and thus from capital, amounts invested in, and loaned to, subsidiaries engaged as principal in activities not permitted for national banks (subject to certain exceptions). Additionally, for purposes of calculating tangible capital, savings associations are required to deduct all intangible assets other than purchased mortgage servicing rights (subject to certain conditions) in an amount equal to the lesser of (i) 90% of their fair market value, (ii) 90% of their original cost or
(iii) their amortized book value determined under generally accepted accounting principles.

         (2) Leverage Requirement. Each savings association must maintain a level of core or Tier 1 capital equal to at least 3% of its adjusted total assets. Core capital consists of the same components, and is determined in the same manner, as tangible capital, except that the following are not considered intangible assets for purposes of calculating core capital and, therefore, do not have to be deducted from assets (or thus from capital) in computing core capital: (i) certain amounts of supervisory goodwill (i.e., goodwill resulting from an acquisition of an insolvent or problem institution) existing as of April 12, 1989 and (ii) identifiable intangible assets that meet certain criteria establishing their separability, marketability and liquidity, but only in an amount of up to 25% of core capital. The Office of the Comptroller the Currency (the "OCC") has adopted a regulation indicating that only the most highly rated banks should maintain a leverage ratio of 3% and that most should instead maintain ratios of 4% or 5% of assets. The OTS issued but subsequently withdrew a proposed regulation that would have had the same effect. However, under the OTS prompt corrective action regulation (discussed below), all but the most highly rated savings associations must maintain a minimum of leverage ratio of 4% to be consider "adequately capitalized" and 5% or greater to be considered "well capitalized").

         (3) Risk-Based Capital Requirement. Each savings association must maintain a level of total capital equal to 8% of total risk-weighted assets and a minimum ratio of core capital to total risk-weighted assets of 4.0%. Total capital, for purposes of the risk-based capital requirement consists of the sum of core capital (as defined for purposes of the leverage requirement) and supplementary capital. Supplementary capital includes such items as cumulative perpetual preferred stock, long-term and intermediate-term preferred stock, subordinated debt, and general loan and lease loss allowances (but only in an amount up to 1.25% of total risk-weighted assets). The maximum amount of supplementary capital that may be counted towards satisfaction of the total capital requirement is limited to 100% of core capital. Additionally, in calculating total capital for purposes of the risk-based capital requirement, investments in equity securities, equity investments in real estate (other than real estate held for office facilities or acquired in satisfaction of a debt previously contracted in good faith), and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio are required to be deducted from assets (and thus from capital). A savings association's risk-weighted assets are determined by (i) converting each of its off-balance sheet items to an on-balance sheet credit equivalent amount, (ii) assigning each on-balance sheet asset and the credit equivalent amount of each off-balance sheet liability to one of the five risk categories established in the OTS regulations, and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

         Effective January 1, 1994, the OTS revised its risk-based capital standard to incorporate an interest-rate risk component. Under the revised regulation, an institution is considered to have excess interest-rate-risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%.

         Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. Effective December 15, 1994, the OTS revised its risk-based capital standards, pursuant to FDICIA, to provide that a savings association's concentration of credit risk and nontraditional activities would also be considered in determining whether a higher individual capital requirement should be imposed. No such requirement has been established for Eagle.

         The following table sets forth the actual and required minimum levels of regulatory capital for Eagle Federal under applicable OTS regulations as of September 30, 1994.

                                 ACTUAL           PERCENT          REQUIRED          PERCENT           EXCESS
                                                            (dollars in thousands)

Core                           $  54,955            5.20%         $  31,695            3.00%         $  23,260
- ----                              ------           -----             ------            -----            ------
Tangible                          54,641            5.17             15,848            1.50             38,793
- --------                          ------           -----             ------            ----             ------
Risk-based                        58,140           10.94             42,517            8.00             15,623
- ----------                        ------           -----             ------            ----             ------

         The following is a reconciliation of Eagle Federal's equity capital under GAAP to regulatory capital at September 30, 1994.

                                                                     Core           Tangible         Risk-Based
                                                                             (dollars in thousands)
GAAP capital                                                        $65,920          $65,920           $65,920
- ------------                                                        -------          -------           -------

Less: Goodwill and other intangible assets                          (11,279)         (11,279)          (11,279)
Add:  Qualifying supervisory goodwill                                   314               --               314

Add:  General loan and lease valuation allowances                        --               --             3,185

Regulatory core capital (Tier 1)                                    $54,955          $54,641           $58,140
                                                                    =======          =======           =======


         Sanctions for Failing Capital Standards. Pursuant to FDICIA, the federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and to take prompt corrective action with respect to insured institutions which fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. The prompt corrective actions specified by FDICIA for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branch offices and engaging in acquisitions and new lines of business) without OTS approval.

         Savings institutions that are "significantly undercapitalized" or "critically undercapitalized" are subject to additional restrictions under OTS regulations. The OTS generally will be required to appoint a conservator or receiver for a critically undercapitalized institution no later than 90 days after the institution becomes critically undercapitalized, subject to a limited exception for institutions that are in compliance with an approved capital restoration plan and the OTS and FDIC certify are not likely to fail.

         Under the prompt corrective action regulation adopted by the OTS, an institution is considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has capital ratios described in clause (i) of 8%, 4% and 4%, respectively; (iii) "undercapitalized" if the institution has capital ratios described in clause (i) of less than 8%, 4% and 4%, respectively;
(iv) "critically undercapitalized" if the institution has capital ratios described in clause (i) of less than 6%, 3% and 3%, respectively; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The regulation also permits the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. At September 30, 1994, Eagle Federal met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

         Under applicable FDIC regulations, only well-capitalized depository institutions may solicit and accept, renew or roll over any brokered deposit. Adequately-capitalized institutions may accept brokered deposits only after obtaining a waiver from the FDIC. Institutions that are not well capitalized (including those that meet minimum capital standards) are subject to limits on rates of interest they may pay on brokered and other deposits. In addition, institutions that are not well capitalized are subject to increased deposit insurance premium assessments. See "Insurance of Deposits."

         FDICIA requires any company that has control of an "undercapitalized" depository institution, in connection with the submission of a capital restoration plan by the depository institution, to guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the depository institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the depository institution into capital compliance at the time the institution fails to comply with the terms of its capital plan. Under FDICIA, if Eagle Federal were to become "undercapitalized", the Company would be required to guarantee performance of any capital restoration plan submitted under FDICIA as a condition to OTS approval of that plan.

         An institution which fails to meet applicable capital standards is required to give the OTS 30 days' notice of the appointment of any new director or senior executive officer. The OTS may disapprove any such appointment if the competence, experience or integrity of the individual indicates that it would not be in the best interests of the public to permit the appointment. Deficient capital may also result in suspension of an institution's deposit insurance.

         Restrictions on Dividends and Other Capital Distributions. The OTS capital distribution regulation places limits upon Eagle Federal's ability to pay dividends and make certain other capital distributions depending on its capital level and supervisory condition. For purposes of the OTS capital distribution regulation, a savings association is classified as a tier 1 institution, a tier 2 institution or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement applicable as of January 1, 1995) may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS. A tier 2 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement but which fails to meet its fully phased-in capital requirement either before or after the distribution) may, after prior notice but without the approval of the OTS, make capital distributions of up to: (i) 75% of its net income over the most recent four quarter period if it satisfies the risk-based capital standard computed based on its current portfolio. In calculating an institution's permissible percentage of capital distributions, previous distributions made during the previous four quarter period must be included. Tier 2 institutions may not make capital distributions in excess of the above limitations without the prior written approval of the OTS. A tier 3 institution (i.e., one that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement) may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the tier 1 criteria which has been notified that it needs more than normal supervision will be treated as a tier 2 or tier 3 institution, unless the OTS deems otherwise. For purposes of this regulation, as of September 30, 1994, Eagle Federal believes that it qualifies as a tier 1 institution.

         FDICIA prohibits an insured depository institution from declaring any dividend, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be classified as undercapitalized. The OTS has indicated that it intends to review its existing capital distribution regulations to determine whether amendments are necessary based on FDICIA. The OTS has proposed amending its capital distribution regulation to incorporate certain definitions from its prompt corrective action regulation and to permit certain adequately capitalized savings associations with composite examination ratings of 1 or 2 that do not have a holding company to make capital distributions without notice to the OTS.

         Safety and Soundness Regulations. Under FDICIA, the OTS is required to prescribe safety and soundness regulations relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The HOLA requires that all regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions are to be no less stringent than those established by the OCC for national banks. The OTS has proposed safety and soundness regulations that contain general guidelines relating to the foregoing operational, managerial and compensation issues that holding companies and insured depository institutions are to follow to ensure that they are operating in a safe and sound manner. The proposed safety and soundness regulations also require that an institution continue to meet minimum capital standards assuming that any losses experienced over the past four quarters were to continue over the next four quarters. If an institution has an aggregate net loss over the past four quarters, the institution's capital ratios would be recalculated under the assumption that those losses will continue over the next four quarters. Eagle Federal reported net income for each quarter in fiscal 1994.

         FDICIA also requires the bank regulations to adopt regulations specifying: (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of institutions and holding companies. The proposed safety and soundness regulations would establish a maximum ratio of classified assets to total capital (which for this purpose would include any allowances for loan losses that would otherwise be excluded from total capital under the risk-based capital guidelines) of 1.0. For purposes of the proposed regulation, classified assets include assets classified as substandard, doubtful and loss (but only to the extent that losses have not been recognized). At September 30, 1994, Eagle Federal had a ratio of classified assets to total capital (as so calculated) of
0.55. The banking agencies have determined that establishing a minimum market value to book value ratio is not a feasible means to address the safety and soundness concerns identified by Congress in adopting FDICIA and do not propose to take any further action with respect to such ratio.

         Qualified Thrift Lender Requirement. In order for Eagle Federal to exercise the powers granted to federally chartered savings institutions, and maintain full access to FHL Bank advances, Eagle Federal must constitute a "qualified thrift lender" ("QTL"). Any savings institution that is not a QTL must either convert to a bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHL Bank advances and beginning three years after the loss of QTL status, will be required to repay all outstanding FHL Bank advances and dispose of or discontinue any preexisting investment or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

         A savings institution will constitute a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation ("RTC") (for limited periods of time), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Corporation. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

         At September 30, 1994, qualified thrift investments as a percentage of portfolio assets for Eagle Federal was 86.6%. The qualified thrift investments of Eagle Federal equaled or exceeded 65% of its portfolio assets on a monthly average basis for at least 9 months during the fiscal year ended September 30, 1994.

         Liquidity. Under OTS regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. Savings institutions are also required to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At September 30, 1994, Eagle Federal was in compliance with these liquidity requirements.

         Loans to One Borrower Limitations. The HOLA generally requires savings institutions to comply with the loans to one borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The HOLA provides certain exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower of up to $500,000 for any purpose. A savings association may make loans to one borrower of up to the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus to develop domestic residential housing units, provided certain conditions are satisfied. FIRREA provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of unimpaired capital and unimpaired surplus. However, pursuant to its authority to impose more stringent requirements on savings associations to protect safety and soundness, the OTS has promulgated a rule limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. The rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations. At September 30, 1994, Eagle Federal had a loan-to-one borrower limit of approximately $9.9 million.

         Limitation on Investments and Activities. Various provisions of federal statutes and regulations limit the extent to which savings associations may engage in certain types of investments and activities. Some of the more significant limitations include the following:

         (1) Commercial Loans. Under HOLA, Eagle Federal may invest in loans for commercial, corporate, business or agricultural purposes in an amount not to exceed 10% of its total assets. At September 30, 1994, Eagle Federal's commercial loan portfolio was within the amount permitted by this limitation.

         (2) Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400% of the savings institution's capital (as compared with the 40% of assets limitation in effect prior to the enactment of FIRREA). However, the new limit does not require the divestiture of loans made prior to enactment of FIRREA. The OTS is given the authority to grant exceptions to the limit if the additional amount will not pose a significant risk to the safe or sound operation of the savings institution involved, and is consistent with prudent operating practices. At September 30, 1994, Eagle Federal's commercial real estate portfolio was within the amount permitted by this limitation.

         (3) Limitation on Certain Investments. As a federally-chartered savings association, Eagle Federal generally is prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain investments, including service corporations. At September 30, 1994, Eagle Federal was in compliance with these requirements.

         (4) Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, must provide 30 days prior notice to the FDIC and the Director of the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the Director of the OTS determines is a serious threat to the financial safety; soundness or stability of such savings institution or is otherwise inconsistent with sound banking practices.

         Transactions With Affiliates. Transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board. HOLA contains certain other restrictions on loans and extension of credit to affiliates, and the Director of the OTS may impose additional restrictions on transactions with affiliates if the Director determines such restrictions are necessary to ensure the safety and soundness of any savings institution. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve Act.

         Certain affiliate transactions are subject to conflict of interest regulations enforced by the OTS. These regulations require regulatory approvals for transactions by Eagle Federal and its subsidiaries with affiliated persons involving the sale, purchase or lease of property. Affiliated persons include officers, directors and controlling stockholders. These conflict of interest regulations also impose restrictions on loans to affiliated persons.

         Insurance of Deposits. Federal deposit insurance is required for all federal and state chartered savings institutions. Savings institutions' deposits will continue to be insured to a maximum of $100,000 for each insured depositor by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). As a SAIF-insured institution, Eagle Federal is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of Eagle Federal made by the Director of the OTS and all reports of condition filed by Eagle Federal with the Director of the OTS, and may require the Bank to file such additional reports as the FDIC determines to be advisable for insurance purposes. The FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly. The FDIC is also authorized to issue and enforce such regulations or orders as it deems necessary to prevent actions of savings institutions that pose a serious threat to SAIF.

         In  accordance  with  FDICIA,  the FDIC has  established  a  risk-based deposit insurance assessment system. Deposit insurance assessment rates are currently within a range of .23% to .31% of insured deposits, depending on the assessment risk classification assigned to each institution. The FDIC is required to set SAIF and BIF assessment rates in an amount sufficient to increase the reserve ratio of each fund to 1.25% of insured deposits over a period of 15 years. The assessment rate is currently the same for SAIF and BIF members. The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital and supervisory classification. FDICIA also authorizes the FDIC to establish a higher reserve ratio and to impose special assessments to pay for the costs of authorized borrowings.

         Eagle Federal's deposit insurance premiums did not increase as a result of implementation of the risk-based assessment system. There can be no assurance that Eagle Federal's insurance premiums will not increase in the future. Future semiannual assessments imposed on Eagle Federal may be higher or lower depending on the risk classification applied to Eagle Federal, SAIF and BIF revenue and expense levels, the reserve levels established by the FDIC, and the amount and interest rates of borrowings by the insurance funds.

         As a result of FDICIA, BIF and SAIF insured institutions may merge, consolidate or engage in asset transfer and liability assumption transactions. The resulting institution may continue to be subject to BIF and SAIF assessments in relation to that portion of its combined deposit base which is attributable to the deposit base of its respective predecessor BIF and SAIF institutions or may apply to the FDIC to convert all of its deposits to either insurance fund upon payment of the then applicable entrance and exit fees for each fund.

         Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances.

Federal Home Loan Bank System

         The Federal Home Loan Bank System consists of 12 regional FHL Banks, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHL Banks provide a central credit facility for member savings institutions. Eagle Federal, as a member of the FHL Bank of Boston, is required to own shares of capital stock in that FHL Bank in an amount at least equal to 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHL Bank, whichever is greater. Eagle Federal is in compliance with this requirement. The maximum amount which the FHL Bank of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHL Bank of Boston, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHL Bank advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

Federal Reserve System

         The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1 1/2 years. At September 30, 1993, Eagle Federal was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHL Bank sources before borrowing from a Federal Reserve Bank. FDICIA prevents Federal Reserve Banks from providing a discount window advance to an undercapitalized institution for more than 60 days in a 120-day period, except in limited circumstances.

Taxation

         Federal. Eagle, on behalf of itself and its subsidiaries, files a September 30 tax year consolidated federal income tax return. Eagle and its subsidiaries report their income and expenses using the accrual method of accounting.

         Savings institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as Eagle Federal, that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and for each tax year are permitted to deduct additions to that reserve for losses on "qualifying real property loans" using the more favorable of the following two alternative methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). "Qualifying real property loans" are, in general, loans secured by interests in improved real property. The addition to the reserve for losses on nonqualifying real property loans must be computed under the experience method.

         Under the percentage of taxable income method, qualifying institutions such as Eagle Federal may deduct up to 8% of their taxable income after certain adjustments and subject to certain limitations discussed below. The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate on income computed without regard to actual bad debts and certain other factors for qualifying institutions using the percentage of taxable income method is 31.28% (and at least 32.2% on taxable income above $10 million).

         The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the percentage of taxable income or experience method deduction will be eliminated entirely, the existing reserve will be recaptured into taxable income and the institution will be permitted a deduction only for specific charge-offs, unless at least 60% of the savings institution's assets fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of
(i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits or withdrawable accounts at the end of the taxable year exceeds the sum of the surplus, undivided profits and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to that reserve for that taxable year, does not exceed 6% of such loans outstanding at such time. Fourth, the deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. Finally, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group is required to reduce proportionately its bad debt deduction for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. The savings institution member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in subsequent years from their "functionally related" activities. Eagle Federal expects that these various restrictions will not operate to limit significantly the amounts of their otherwise allowable bad debt deductions in the near future.

         To the extent that (i) the reserves for losses on qualifying real property loans established by Eagle Federal using the percentage of taxable income method exceed the amount that would have been allowed under the experience method and (ii) Eagle Federal makes distributions to its shareholder that are considered to result in withdrawals from that institution's excess bad debt reserve, then the amounts considered to be withdrawn will be included in Eagle Federal's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the federal income tax with respect to the withdrawal. Dividends paid out of Eagle Federal's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserve. Distributions in excess of Eagle Federal's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation, will generally be considered to result in withdrawals from its bad debt reserve. At September 30, 1993, Eagle Federal had approximately $8.9 million in earnings and profits for tax purposes that would be unavailable for distribution to Eagle because of the imposition of this additional tax on the institutions. Additionally, there are certain regulatory restrictions on Eagle Federal's ability to pay dividends to Eagle.

         The federal income tax returns for Eagle Federal's predecessor savings institutions have been examined and audited or closed without audit by the IRS for tax years through September 30, 1989.

         Savings institutions are also entitled to limited special tax treatment with respect to the deductibility of interest expense relating to certain tax-exempt obligations. Savings institutions are entitled to deduct 100% of their interest expense allocable to the purchase or carrying of tax-exempt obligations acquired before 1983. The deduction is reduced to 80% with respect to obligations acquired after 1982. For taxable years after 1986, the Tax Reform Act of 1986 eliminates the deduction entirely for obligations purchased after August 7, 1986 (except for certain issues by small municipal issuers).

         Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for 1990 and succeeding years, 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals pre-adjustment AMTI ("PAMTI") increased or decreased by certain ACE adjustments, which include tax-exempt interest on municipal bonds for tax purposes, depreciation deductions in excess of those allowable for ACE purposes and the dividend received deduction. PAMTI equals AMTI computed with all the preferences and adjustments other than the ACE adjustment and the alternative minimum tax net operating loss (AMTNOL). AMTI may be reduced only up to 90% by AMTNOL carryovers. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carryforward period available to reduce federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carryforward years).

         State. State income taxation is in accordance with the corporate income tax laws of Connecticut. As a thrift, Eagle Federal is required to pay taxes equal to the larger of $250, 11.5% (scheduled to decrease in increments to 10% by 1998) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or an amount equal to 4% for each year of the amount of interest or dividends credited by them on savings accounts of depositors or account holders during the taxable year preceding that in which the tax becomes due, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum. The statutory Connecticut corporate rate is scheduled to decrease to 11.5% for Eagle effective for its fiscal year ending September 30, 1994.

         Income Tax Accounting Standard. During February 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This SFAS establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires the use of the asset and liability method in determining the tax effect of temporary differences and the recognition of items of income and expense reported in the financial statements and those reported for income tax purposes. This SFAS is effective for fiscal years beginning after December 15, 1992, although earlier application is encouraged. The Company adopted the statement for the fiscal year beginning October 1, 1993. The cumulative effect of the change in accounting for income taxes resulted in a tax benefit of approximately $1.27 million in the first quarter of fiscal 1994. Unlike its predecessor SFAS NO. 96, SFAS No. 109 requires consideration of future taxable income and other available evidence in connection with the recognition of a deferred tax asset and any related valuation allowance.

Item 2. Properties

         Eagle's 23 offices are located in Hartford, Litchfield and northern Fairfield counties. Automated teller machines ("ATM") are located in 18 of the 23 offices. Eagle's ATM's participate in the recently merged "Yankee 24/NYCE" ATM network which permits access to funds at approximately 13,200 locations and 57,000 "point-of-sale" terminals throughout the Northeast. Data processing services for Eagle are provided by Connecticut On-Line Computer Center, a data processing company jointly owned by a number of New England savings institutions (including Eagle Federal).

         The following table sets forth certain information concerning the business offices of Eagle at September 30, 1994.

                                                        Percent         Owned          Lease           Lease
                                          Year          of Total          or         Expiration        Renewal
                                         Opened         Deposits        Leased          Date           Option
Torrington Main Office                    1945            14.1%        Owned             --              --

East Main Street - Torrington             1973             4.2%        Owned             --              --

Litchfield                                1976             3.8%        Owned             --              --

Canton                                    1971             3.4%        Leased           1996         Two 5-year
                                                                                                     options

Winsted                                   1988             3.2%        Leased           2006         Seven
                                                                       Land Only                     5-year
                                                                                                     options

Bristol Main Office                       1957            16.5%        Owned             --              --

Commons - Bristol                         1972             3.3%        Leased           1994         No renewal
                                                                                                     option

Farms - Bristol                           1983             4.4%        Leased           1998         One 5-year
                                                                       Land Only                     option

Forestville                               1992             1.5%        Leased           1998         One 5-year
                                                                                                     option

Terryville                                1984             2.4%        Leased           1999         One 5-year
                                                                                                     option
Danbury Main Office                       1992             5.4%        Owned             --             --

Mill Plain - Danbury                      1992             1.6%        Owned             --             --

Commerce Plaza - Danbury                  1992             1.9%        Leased           1995         Two 5-year
                                                                                                     options

Ridgefield                                1992             1.9%        Leased           1997         None

New Fairfield                             1992             1.6%        Leased           1998         One 5-year
                                                                                                     option

Brookfield                                1992             3.5%        Leased           1996         One 5-year
                                                                                                     option

Newtown                                   1992             1.8%        Leased           1994         Two 5-year
                                                                                                     options

Hartford Main Office                      1994             5.4%        Owned             --             --
Franklin Avenue - Hartford                1994             5.1%        Owned             --             --
West Hartford                             1994             6.1%        Owned             --             --

Rocky Hill                                1994             4.4%        Leased           1995         Two 5-year
                                                                                                     options

Bloomfield                                1994             2.9%        Leased           1997         No renewal
                                                                                                     option

Avon                                      1994             1.6%        Leased           1998         One 3-year
                                                                                                     option

         The total net book value of properties owned and used for offices by Eagle at September 30, 1994 and the aggregate net book value of leasehold improvements on properties used for offices was $6.9 million.

Item 3.       Legal Proceedings

         As of September 30, 1994, there were no material pending legal proceedings to which Eagle, Eagle Federal or Eagle Savings Corp. was a party or to which any of their property was subject.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Eagle shareholders during the fourth quarter of the fiscal year ended September 30, 1994.

                                    PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters

          Information as to the principal market on which the Company's common stock is traded, the approximate number of holders of record as of September 30, 1994, the Company's dividend policy, and the high and low bid quotations or sales prices, as applicable, for each calendar quarter during the two most recent fiscal years is incorporated herein by reference to page 40 of the 1994 Annual Report to Shareholders.

Item 6. Selected Financial Data

         Selected consolidated financial data for the five years ended September 30, 1994 on page 1 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7 to 14 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

         Certain of the information required by this Item is incorporated by reference to pages 15 to 37 of the 1994 Annual Report to Shareholders. The independent auditors' report of Ernst & Young LLP with respect to the Company's statements of income, shareholders' equity and cash flows for the year ended September 30, 1992 and the independent auditors' report of KPMG Peat Marwick LLP with respect to the Company's balance sheets at September 30, 1994 and 1993 and the statements of income, shareholders' equity and cash flows for the years ended September 30, 1994 and 1993 are filed as Exhibits 99.1 and 99.2, respectively, and are incorporated herein by reference.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Reference is made to the information set forth under the caption "Change in Independent Auditors" appearing in the Company's definitive proxy statement dated December 27, 1994, which information is incorporated herein by reference.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         Reference is made to the information set forth under the captions "Election of Directors" and "Management -- Executive Officers" appearing in the Company's definitive proxy statement dated December 27, 1994, which information is incorporated herein by reference.

Item 11.      Executive Compensation

         Reference is made to the information set forth under the caption "Management -- Executive Compensation" appearing in the Company's definitive proxy statement dated December 27, 1994, which information is incorporated herein by reference..

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth under the captions "Stock Owned by Management" and "Principal Holders of Voting Securities of Eagle" appearing in the Company's definitive proxy statement dated December 27, 1994, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Management -- Certain Transactions" appearing in the Company's definitive proxy statement dated December 27, 1994, which information is incorporated herein by reference..

                                     PART I

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

         Report of Independent Auditors.

         Consolidated Balance Sheets - September 30, 1994 and 1993.

         Consolidated Statements of Income - Years Ended September 30, 1994, 1993 and 1992.

         Consolidated Statements of Shareholders' Equity - Years Ended September 30, 1994, 1993 and 1992.

         Consolidated Statements of Cash Flows - Years Ended September 30, 1994, 1993 and 1992.

         Notes to Consolidated Financial Statements.

         (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3) The following exhibits are either filed with this Report or are incorporated herein by reference:

3.1 Certificate of Incorporation, as amended, incorporated herein by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-9166), filed with the SEC on December 24, 1986.

3.2 By-laws of the Company, as amended to date (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on November 12, 1993).

10.1 Eagle Financial Corp. Stock Option Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987, as filed with the SEC on December 22, 1987).

10.2 BFS Bancorp, Inc. Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 33-28403) filed with the SEC on April 28, 1989).

10.3 Eagle Financial Corp. 1988 Stock Option Plan (incorporated by reference from the Company's definitive Proxy Statement dated December 21, 1988 for the 1989 Annual Meeting of Shareholders, as filed with the SEC on December 22,
1988).

10.4 Employment Agreement dated April 1, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

10.5 Consulting Agreement dated August 25, 1988 between the Company and Ralph T. Linsley (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 29, 1988).

10.6 Employment Agreement dated April 1, 1994 among the Company, the Bank and Robert J. Britton (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

10.7 Employment Agreement dated April 1, 1994 among the Company, the Bank and Ercole J. Labadia (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.8 Employment Agreement dated April 1, 1994 among the Company, the Bank and Mark J. Blum (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.9 Employment Agreement dated April 1, 1994 among the Company, the Bank and Irene K. Hricko (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.10 Employment Agreement dated April 1, 1994, among the Company, the Bank and Barbara S. Mills (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.11 The Bank deferred compensation plan (incorporated by reference from Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 33-21122) filed with the SEC on May 17, 1988).

10.12 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 29, 1988).

10.13    Outside   Directors  Post   Retirement   Plan,   dated  July  26,  1994
(incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.14 Guarantee and Pledge Agreement dated November 1, 1990 between the Company and Bank of Boston Connecticut (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990, as filed with the SEC on December 28, 1990).

10.15 Annual Incentive Compensation Plan (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.16 Amendment to Employment Agreement dated July 26, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

10.17 Amendment to Employment Agreement dated July 26, 1994 among the Company, the Bank and Robert J. Britton (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).


13       1994  Annual  Report  to  Shareholders,  portions  of which  have  been incorporated by reference into this Form 10-K.

22       Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young LLP.

23.2     Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedule (Article 9)

99.1     Independent auditors' report of Ernst & Young LLP.

99.2     Independent auditors' report of KPMG Peat Marwick LLP.

         (b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended September 30, 1994.

         (c)      Exhibits to this Form 10-K are attached.

         (d)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of December, 1994. EAGLE FINANCIAL CORP.

                                                    EAGLE FINANCIAL CORP.
                                                -----------------------------
                                                         Registrant

                                                By: /s/ Ralph T. Linsley
                                                   ----------------------------
                                                        Ralph T. Linsley
                                                   Vice Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 30, 1994.


         Signature                                     Title

/s/  Frank J. Pascale                          Chairman of the Board
Frank J. Pascale

/s/  Ralph T. Linsley                       Vice Chairman of the Board
Ralph T. Linsley

/s/  Robert J. Britton           Chief Executive Officer, President and Director
Robert J. Britton                          (principal executive officer)


/s/  Mark J. Blum                    Vice President and Chief Financial Officer
Mark J. Blum                        (principal financial and accounting officer)


/s/  Richard H. Alden                                Director
Richard H. Alden


/s/  George T. Carpenter                             Director
George T. Carpenter

/s/  Theodore M. Donovan                             Director
Theodore M. Donovan

/s/  Steven E. Lasewicz, Jr.                         Director
Steven E. Lasewicz, Jr.

/s/  Thomas V. LaPorta                               Director
Thomas V. LaPorta

/s/  John F. McCarthy                                Director
John F. McCarthy

/s/  Ernest J. Torizzo                               Director
Ernest J. Torizzo

                                 EXHIBIT INDEX

                                                                                   Sequentially
Exhibit No.                               Exhibit                                     Numbered
                                                                                        Page

3.1 Certificate of Incorporation, as amended, incorporated herein by reference from Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-9166), filed with the SEC on December 24, 1986.

3.2 By-laws of the Company, as amended to date (incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on November 12, 1993).

10.1 Eagle Financial Corp. Stock Option Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987, as filed with the SEC on December 22, 1987).

10.2 BFS Bancorp, Inc. Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Reg. No. 33-28403) filed with the SEC on April 28, 1989).

10.3 Eagle Financial Corp. 1988 Stock Option Plan (incorporated by reference from the Company's definitive Proxy Statement dated December 21, 1988 for the 1989 Annual Meeting of Shareholders, as filed with the SEC on December 22, 1988).

10.4 Employment Agreement dated April 1, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

10.5  Consulting  Agreement dated August 25,  1988 between the Company and Ralph
      T. Linsley (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 29, 1988).

10.6 Employment Agreement dated April 1, 1994 among the Company, the Bank and Robert J. Britton (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

10.7  Employment  Agreement dated April 1,  1994 among the Company, the Bank and
      Ercole J. Labadia (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.8 Employment Agreement dated April 1, 1994 among the Company, the Bank and Mark J. Blum (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9,
      1994).

10.9 Employment Agreement dated April 1, 1994 among the Company, the Bank and Irene K. Hricko (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9,
      1994).

10.10 Employment Agreement dated April 1, 1994, among the Company, the Bank and Barbara S. Mills (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.11 The Bank deferred compensation plan (incorporated by reference from Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 33-21122) filed with the SEC on May 17, 1988).

10.12 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 29, 1988).

10.13 Outside Directors Post Retirement Plan, dated July 26, 1994 (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.14 Guarantee and Pledge Agreement dated November 1, 1990 between the Company and Bank of Boston Connecticut (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990, as filed with the SEC on December 28, 1990).

10.15 Annual Incentive Plan (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

10.16 Amendment to Employment Agreement dated July 26, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

10.17 Amendment to Employment Agreement dated July 26, 1994 among the Company, the Bank and Robert J. Britton (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).


13    1994  Annual  Report   to  Shareholders,   portions  of  which  have  been
      incorporated by reference into this Form 10-K.

22    Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young LLP.

23.2  Consent of KPMG Peat Marwick LLP

27    Financial Data Schedule

99.1  Independent auditors' report of Ernst & Young LLP.

99.2  Independent auditors' report of KPMG Peat Marwick LLP.