Form 10-K/A
period 1994-09-30
EAGLE FINANCIAL CORP
filed 1995-01-20
CIK 792369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1994

                                       OR

    | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-15311

                             EAGLE FINANCIAL CORP.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

           Delaware                                            06-1194047
________________________________                           __________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 222 Main Street, Bristol, Connecticut                            06010
________________________________________                       ____________
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (203) 589-6300.

          Securities registered pursuant to Section 12(b) of the Act:

                                (Not applicable)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                         _____________________________
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Based upon the closing price of the registrant's common stock as of December 20, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant is $69.8 million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

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

                                    PART II

              Item 8 of the Registrant's Form 10-K is hereby amended to read as follows:

Item 8.       Financial Statements and Supplementary Data

         Certain of the information required by this Item is incorporated by reference to pages 15 to 37 of the 1994 Annual Report to Shareholders, except for Note 6 to the Consolidated Financial Statements captioned "Loans to Related Parties" appearing on page 25 of such report, which is not so incorporated. Note 6 to the Consolidated Financial Statements is restated in its entirety to read as follows:

         6   Loans to Related Parties

         The Bank has granted loans to officers and directors of the Bank and the Company and to their associates. Related party loans are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons, except that prior to fiscal year 1991 officers and directors were granted a 1% discount on the interest rate for mortgage and property improvement loans. Management believes that these loans do not involve more than the normal risk of collectibility.

         The aggregate dollar amount of loans to officers and directors (exclusive of loans to any such persons which did not exceed $60,000 during the year) amounted to $4,892,000 and $2,936,000 at September 30, 1994 and 1993, respectively. During 1994, $2,627,000 of new loans were made and repayments totaled $671,000. During 1993, $556,000 of new loans were made and repayments totaled $523,000. All loans to officers and directors were current at September 30, 1994.

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


                                    PART III

              Item 13 of the Registrant's Form 10-K is hereby amended to read as follows:

Item 13.      Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Management -- Certain Transactions" appearing in the Company's definitive proxy statement dated December 27, 1994, which information is incorporated herein by reference. In addition, Eagle Federal Savings Bank (the "Bank") also participated with two unaffiliated financial institutions in a commercial mortgage loan to a company owned by a director of the Registrant and the Bank. The Bank's participation interest was 26%, or $2.3 million, of such commercial mortgage loan at September 30, 1994. It is the belief of Registrant's management that such commercial mortgage loan, and the Bank's participation therein, was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized as of the 20th day of January, 1995.

                                            EAGLE FINANCIAL CORP.
                                        _______________________________

                                                  Registrant


                                 By:           /s/ Mark J. Blum
                                        _______________________________

                                                  Mark J. Blum
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


                                                                    Sequentially
                                                                      Numbered
Exhibit No.                Exhibit                                      Page
- - -----------               ---------                                 ------------

  23.2        Consent of KPMG Peat Marwick LLP.
  99.2        Independent auditors' report of KPMG Peat Marwick LLP.