Form 10-Q
period 1994-12-31
EAGLE FINANCIAL CORP
filed 1995-02-14
CIK 792369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   Form 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  December 31, 1994
                               -----------------------------------------------

                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------------

Commission file number   0-15311
                       -------------------------------------------------------


                             EAGLE FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

          Delaware                                        06-1194047
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      identification No.)

                        P.O. Box 1157, Bristol, CT 06010
                    (Address of principal executive offices)

                                 (203) 589 4600
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, address and fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                             No
                    ------                             ------

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

   Common Stock (par value $0.01)                  4,403,187
 --------------------------------            ---------------------------------
               (Class)                       (Approximate No. of Shares
                                             Outstanding at February 8,
                                             1995)(Excluding Treasury Stock and
                                             adjusted for 10% stock dividend
                                             payable 3/1/95)

                                     INDEX


PART I - FINANCIAL INFORMATION

         Consolidated Balance Sheets at December 31, 1994
         and September 30, 1994.................................     2

         Consolidated Statements of Income for the Three Months
         Ended December 31, 1994 and 1993.......................     3

         Consolidated Statements of Cash Flows for the Three
         Months Ended December 31, 1994 and 1993.................    4

         Notes to Consolidated Financial Statements..............   5-6
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................  7-12

PART II - OTHER INFORMATION                                         13


SIGNATURES                                                          14

EAGLE FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

                                                                                     December 31,  September 30,
                                                                                            1994           1994
ASSETS                                                                               (Unaudited)
- ----------------------------------------------------------------------------------   -----------    -----------
Cash and amounts due from depository institutions ................................   $    28,100    $    21,549
Interest-bearing deposits ........................................................         8,185          3,103
                                                                                     -----------    -----------
          CASH AND CASH EQUIVALENTS ..............................................        36,285         24,652

Federal funds sold ...............................................................             0              0
Securities available for sale (amortized cost $67,188 at December 31,
  1994 and $17,615 at September 30, 1994) ........................................        64,832         16,936
Investment securities held to maturity (market value $40,865 at December 31, 1994
   and $95,228 at September 30, 1994) ............................................        42,821         97,249
Mortgage-backed securities available for sale (*amortized cost $17,699
   at December 31, 1994) .........................................................        17,259              0
Mortgage-backed securities held to maturity (market value $74,615 at December 31,
   1994 and $67,224 at September 30, 1994) .......................................        76,948         68,706
Loans receivable, net of allowance for loan losses of $8,393 at
   December 31, 1994 and $8,311 at September 30, 1994 ............................       827,105        810,705
Accrued interest receivable:
          Loans ..................................................................         5,439          5,119
          Investments ............................................................         1,139          1,013
Real estate acquired in settlement of loans
   and in-substance repossessed real estate, net .................................         3,021          4,310
Stock in Federal Home Loan Bank of Boston, at cost ...............................         6,535          6,535
Premises and equipment, net ......................................................         7,712          7,255
Prepaid expenses and other assets ................................................        30,025         26,623
                                                                                     -----------    -----------
          TOTAL ASSETS ...........................................................   $ 1,119,121    $ 1,069,103
                                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ---------------------------------------                                           -----------
LIABILITIES
Deposits .........................................................................   $   934,888    $   948,829
Federal Home Loan Bank advances ..................................................        42,545         31,775
Borrowed money ...................................................................        35,224          7,817
Advance payments by borrowers for taxes and insurance ............................        10,620          5,522
Accrued expenses and other liabilities ...........................................        11,674          8,884
                                                                                     -----------    -----------
          TOTAL LIABILITIES ......................................................     1,034,951      1,002,827

SHAREHOLDERS' EQUITY (a)
Serial preferred stock, $.01 par value 2,000,000 shares
   authorized and unissued .......................................................          --             --
Common stock, $.01 par value
   8,000,000 shares authorized; 4,450,339 shares issued at December
   31, 1994 and 3,492,475 shares issued at September 30, 1994,
   including 47,373 shares held in treasury ......................................            44             32
Additional paid-in capital .......................................................        58,629         34,613
Retained earnings ................................................................        27,976         33,139
Cost of common treasury stock ....................................................          (362)          (362)
Employee Stock Ownership Plan stock ..............................................          (467)          (467)
Unrealized securities losses, net ................................................        (1,650)          (679)
                                                                                     -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY .............................................        84,170         66,276
                                                                                     -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $ 1,119,121    $ 1,069,103
                                                                                     ===========    ===========

 a) Shareholders' equity at December 31, 1994 includes 862,310 new shares of common stock (or 948,541 after giving effect to the 10% stock dividend) sold during the quarter resulting in $16.7 million net proceeds.

NOTE: all share data and the number of outstanding common shares for all periods have been adjusted retroactively to give effect to a 10% stock dividend to common on February 15, 1994.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for per share data, unaudited)

                                                                                        Three Months Ended
                                                                                   --------------------------
                                                                                   12/31/94          12/31/93
                                                                                   --------------------------
Interest Income:
   Interest and fees on loans ..................................................   $    15,368    $    12,249
   Interest on mortgage-backed securities.......................................         1,224            385
   Interest on investment securities ...........................................         1,640            691
   Dividends on investment securities ..........................................           518            425
                                                                                   -----------    -----------
      Total interest income ....................................................        18,750         13,750

Interest Expense:
   Interest on deposits ........................................................         8,261          6,471
   Interest on Federal Home Loan Bank advances .................................           478            234
   Interest on borrowed money ..................................................           149              1
                                                                                   -----------    -----------
      Total interest expense ...................................................         8,888          6,706
                                                                                   -----------    -----------
      Net interest income ......................................................         9,862          7,044
                                                                                   -----------    -----------
Provision for loan losses ......................................................           225            300
                                                                                   -----------    -----------
      Net interest income after provision for
         loan losses ...........................................................         9,637          6,744
                                                                                   -----------    -----------
Other income:
   Net gain (loss) on sale of investment securities ............................          (104)             0
   Net gain on sale of loans ...................................................             0            119
   Customer service fee income .................................................           659            490
   Other .......................................................................           422            182
                                                                                   -----------    -----------
      Total other income .......................................................           977            791
                                                                                   -----------    -----------
                                                                                        10,614          7,535
                                                                                   -----------    -----------
Other expenses: ................................................................          --             --
   Compensation, payroll taxes and benefits ....................................         2,675          2,105
   Office occupancy ............................................................           627            458
   Advertising .................................................................           232            138
   Provision for losses on real estate
    acquired in settlement of loans ............................................            (3)           253
   Operation of real estate acquired in
    settlement of loans ........................................................           114            283
   Federal insurance premium ...................................................           491            291
   Data processing expenses ....................................................           391            272
   Amortization of intangible assets ...........................................           404            102
   Other .......................................................................           763            611
                                                                                   -----------    -----------
      Total other expenses .....................................................         5,694          4,513
                                                                                   -----------    -----------
      Income before income taxes and cumulative
       effect of accounting changes ............................................         4,920          3,022
Income taxes ...................................................................         2,040          1,246
                                                                                   -----------    -----------
      Income before cumulative effect of
       accounting changes ......................................................         2,880          1,776
Cumulative effect of accounting changes ........................................             0             30
                                                                                   -----------    -----------
      Net Income ...............................................................   $     2,880    $     1,746
                                                                                   ===========    ===========
Net income per share before cumulative effect
  of accounting change .........................................................   $      0.65    $      0.50
Cumulative effect of accounting change .........................................   $      0.00    $      0.01
                                                                                   -----------    -----------
Net Income per share ...........................................................   $      0.65    $      0.49
                                                                                   ===========    ===========
Weighted average shares outstanding.............................................     4,463,934      3,528,516
Dividends per share ............................................................   $      0.19    $      0.17

NOTE: All per share data and the number of outstanding shares for all perio dates above have been adjusted retroactively to give effect to a 10% stock d to common shareholders of record on February 15, 1995.

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

                                                                                       3 Months Ended December 31,
                                                                                       ---------------------------
                                                                                             1994         1993
OPERATING ACTIVITIES:                                                                       -----        -----
 Net Income .........................................................................   $   2,880    $   1,746
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
         Provision for loan losses ..................................................         225          300
         Provision for losses on real estate acquired
            in settlement for loans .................................................          (3)         253
         Provision for depreciation and amortization ................................         150          135
         Accretion of fees on loans .................................................          58         (387)
         Amortization of premiums (accretion of discounts) on loans
             mortgage-backed securities and investments .............................        (178)          41
         Amortization of core deposit and other intangibles .........................         404          102
         Realized mortgage-backed and investment
           securities losses (gains), net ...........................................         104            0
         Realized mortgage loan losses (gains), net .................................           0         (119)
         Decrease (increase) in accrued interest receivable .........................        (446)         187
         Increase (decrease) in accrued interest payable ............................        (421)        (858)
         Loan origination fees ......................................................          80          361
         Other, net .................................................................        (268)        (206)
                                                                                        ---------    ---------
         Net Cash Provided by Operating Activities ..................................       2,585        1,555


INVESTING ACTIVITIES:

 Proceeds from sales of investment securities available
   for sale .........................................................................       2,210            0
 Proceeds from maturities of investment securities held to maturity..................       1,300          500
 Proceeds from amortization of securities available for sale ........................       2,223            0
 Proceeds from amortization of investment securities held to maturity................       1,521        5,812
 Purchases of securities available for sale .........................................           0       (3,800)
 Purchases of investment securities held to maturity.................................      (1,400)      (9,993)
 Principal payments on mortgage-backed securities available for sale ................       1,020            0
 Principal payments on mortgage-backed securities held to maturity...................       2,066        3,816
 Purchases of mortgage-backed securities held to maturity............................     (28,810)           0
 Principal payments on loans receivable .............................................      20,272       41,873
 Loan originations ..................................................................     (37,752)     (52,410)
 Proceeds from sales of loans .......................................................         354        9,918
 Proceeds from sales of real estate acquired in
    settlement of loans .............................................................       1,332        1,266
 Purchases of premises and equipment ................................................        (607)        (131)
                                                                                        ---------    ---------
         Net Cash Used by Investing Activities ......................................     (36,271)      (3,149)


FINANCING ACTIVITIES:
 Net increase (decrease) in Passbook, NOW and Money
   Market Accounts ..................................................................     (13,978)      10,969
 Net increase (decrease) in certificate accounts ....................................          37       (4,496)
 Borrowings under Federal Home Loan Bank advances ...................................      19,745            0
 Principal payments under Federal Home Loan Bank advances ...........................      (8,975)           0
 Net increase (decrease) in borrowed money ..........................................      27,407            0
 Net increase in advance payments by borrowers
   for taxes and insurance ..........................................................       5,098        3,428
 Proceeds from exercise of stock options and dividends reinvested ...................         151          284
 Proceeds from sale of common stock .................................................      16,673            0
 Cash dividends .....................................................................        (839)        (585)
                                                                                        ---------    ---------
         Net Cash Provided by Financing Activities ..................................      45,319        9,600
                                                                                        ---------    ---------
         Increase (decrease) in cash and cash equivalents ...........................      11,633        8,006
Cash and cash equivalents at beginning of period ....................................      24,652       21,958
                                                                                        ---------    ---------
         Cash and cash equivalents at end of period .................................   $  36,285    $  29,964
                                                                                        =========    =========
NON-CASH INVESTING ACTIVITIES:
 Transfers of loans to foreclosed real estate .......................................   $     367    $     213
                                                                                        =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1994 AND 1993


(1) Basis of Presentation
    ---------------------
    Eagle Financial Corp. (the "Company") is the holding company and parent of Eagle Federal Savings Bank ("Eagle Federal"). Eagle Federal serves customers from twenty three branch offices located in Hartford, Litchfield and northern Fairfield counties.

    The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three-month periods ended December 31, 1994 and 1993 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying financial statements should be read in conjunction with the financial statements contained in the Company's 1994 annual report on Form 10-K.

(2) Accounting Pronouncements
    --------------------------
    Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity. Securities can be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities would be classified as trading securities or securities available for sale. Unrealized gains or losses for trading securities are included in earnings. Unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as an increase or decrease in shareholders' equity, net of estimated income taxes.

    Upon adoption of SFAS No. 115, $71.7 million of investment and mortgage-backed securities were classified as available for sale which resulted in the net unrealized loss on those securities of $1.1 million, net of an income tax benefit of $358,000, being shown as a reduction to shareholders' equity. No investment or mortgage-backed securities were classified as trading securities.


    The   amortized   cost  and  estimated   fair  values  of   investment   and
    mortgage-backed securities at December 31, 1994 is as follows (dollars in thousands):

                                                                Gross        Gross
                                               Amortized   Unrealized   Unrealized      Fair
    Available for Sale                              Cost        Gains       Losses     Value
    ------------------                         ---------   ----------   ----------    ------
    Investment securities:
         Mutual fund investments                $15,405           $0        ($748)   $14,657
         U.S. Treasury & Agency securities       25,265            6         (483)    24,788
         Collateralized mortgage obligations      8,773            0         (385)     8,388
         Corporate and other securities          17,745            4         (750)    16,999
                                                 ------        -----         -----    ------
                                                 67,188           10       (2,366)    64,832
    Mortgage-backed securities:
         FHLMC                                   13,080            0         (267)    12,813
         FNMA                                     4,619            0         (173)     4,446
         GNMA                                         0            0            0          0
                                                 ------        -----         -----    ------
                                                 17,699            0         (440)    17,259
                                                 ------        -----         -----    ------
    Total Available for Sale                    $84,887          $10      ($2,806)   $82,091
                                                 ======        =====         =====    ======

    At December 31, 1994, the net unrealized loss on securities available for sale of $2,796,000 net of income tax benefits of $1,146,000, has been shown as a reduction to shareholders' equity.

(2) Accounting Pronouncements
    (Continued)
    ---------------------------

                                                                Gross        Gross
                                               Amortized   Unrealized   Unrealized      Fair
    Held to Maturity                                Cost        Gains       Losses     Value
    ------------------                         ---------   ----------   ----------    ------
    Investments:
         U.S. Treasury & Agency securities    $  3,500           $8         ($51)   $  3,457
         Collateralized mortgage obligations    36,954           25       (1,944)     35,035
         Corporate and other securities          2,367            6            0       2,373
                                               -------         ----       ------      ------
                                                42,821           39       (1,995)     40,865
    Mortgage-backed securities:
         FHLMC                                  66,694            0       (1,545)     65,149
         FNMA                                    9,707            0         (792)      8,915
         GNMA                                      416           15           (7)        424
         Private Placement                         131            0           (4)        127
                                               -------         ----       ------      ------
                                                76,948           15       (2,348)     74,615
                                               -------         ----       ------      ------
    Total Held to Maturity                    $119,769          $54      ($4,343)   $115,480
                                               =======         ====       ======      ======

    Proceeds from sales of investment and mortgage-backed securities available for sale were $2,106,000 in the three months ended December 31, 1994. Gross realized gains and losses were $89,000 and $194,000, respectively, in the three months ended December 31, 1994.

    The amortized costs and estimated fair values of debt securities at December 31, 1994, by contractual maturity, are shown below (dollars in thousands):

    Available for Sale                             Amortized      Fair
    --------------------                                Cost     Value
                                                      ------    ------
    Due after one year through five years            $45,202   $44,089
    Due after five years through ten years                 0         0
    Due after ten years                               39,685    38,002
                                                      ------    ------
    Total Available for Sale                         $84,887   $82,091
                                                      ======    ======
    Held to Maturity
    --------------------
    Due after one year through five years             $4,711    $4,601
    Due after five years through ten years            11,840    11,343
    Due after ten years                              103,218    99,536
                                                      ------    ------
    Total Held to Maturity                          $119,769  $115,480
                                                      ======    ======



(3) Shareholders' Equity
    ----------------------
In the first quarter of fiscal 1995, the Company completed a common stock offering in which 862,310 new shares of common stock were sold (or 948,541 shares sold after giving effect to a 10% stock dividend declared in January,
1995), resulting in net proceeds of approximately $16.7 million. The additional capital was raised primarily to increase the Bank's core capital ratio, which had decreased as a result of its recent substantial increase in asset size as a result of the Bank of Hartford acquisition. The new capital should also increase the market liquidity of the Eagle Financial's stock and may assist the Company in future acquisition activity.

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

GENERAL - Eagle Financial Corp. (the "Company") is a $1.12 billion savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 23 banking offices located in Hartford, Litchfield, and northern Fairfield Counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

In the first quarter of fiscal 1995, the Company completed a common stock offering in which 862,310 new shares of common stock were sold (or 948,541 shares after giving effect to a 10% stock dividend declared in January, 1995) resulting in net proceeds of approximately $16.7 million. The additional capital was raised primarily to increase the Bank's core capital ratio, which had decreased as a result of its recent substantial increase in asset size as a result of The Bank of Hartford acquisition in June, 1994. The additional capital may also assist the Company in making further acquisitions and should increase the market liquidity of its common stock.

In January, 1995, the Company declared a 10% stock dividend in addition to its regular quarterly cash dividend of $0.21 per share. As a result of the stock dividend, each shareholder will receive one additional share of Eagle Financial common stock for every ten shares owned on February 15, 1995. The shareholders will receive a $0.21 per share cash dividend based upon the new, increased number of shares held.

LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At December 31, 1994, Eagle Federal was in compliance with the Federal Home Loan Bank liquidity requirements having a liquidity ratio of 8.42% compared to 7.72% at September 30, 1994.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), earnings and amortization on investments, maturing investments and Federal Home Loan Bank advances and other borrowings. The Bank historically has not been an active seller of loans. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At December 31, 1994, the Bank had approximately $43 million in loan commitments outstanding, including $24.5 million in available home equity lines of credit and $5.0 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, loan repayments, investment maturities and amortization and borrowings. The Bank has the capacity to borrow up to approximately $613 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending. Federal Home Loan Bank advances at December 31, 1994 were $42.5 million compared to $31.8 million at September 30, 1994. Other borrowed money was $35.2 million at December 31, 1994 compared to $7.8 million at the start of the quarter.

Loan originations for the three months ended December 31, 1994 were $37.8 million compared to $52.4 million for the same period in 1993 and there were no loans purchased in either period. There were $354,000 loans sold during the three month period ended December 31, 1994, compared to $9.9 million during the same period of 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

It has been the Bank's general policy to purchase debt securities (including mortgage-backed securities) with the intent and ability to hold to maturity for purposes of earning interest income. Debt securities (including mortgage-backed securities) are also classified as "available for sale" when appropriate, primarily to meet the Bank's regulatory, liquidity requirements, and accounted for at market value. Equity securities and mutual fund investements are also classified as available for sale and accounted for at market value. When a security available for sale is sold, the proceeds are used to fund loans when deposit inflows are not adequate, the rates offered on Federal Home Loan Bank advances are not favorable, and liquidity ratios support such sales. The Bank also occasionally sells securities available for sale to restructure an asset/liability mismatch. There were $2.2 million of securities sold during the three month period ended December 31, 1994. There were no securities sold in the first quarter of fiscal 1994.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at December 31, 1994 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (in thousands):

                      OTS Requirement          Actual              Excess
                    -------------------------------------------------------
  Tangible Capital     $16,582  1.5%       $71,817   6.50%        $55,235
  Core Capital          33,167  3.0%        72,031   6.52%         38,864
  Risk-based Capital    42,751  8.0%        75,376  14.11%         32,625

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

NON-PERFORMING ASSETS - At December 31, 1994, Eagle Financial had total non-performing assets in the amount of $12.0 million, or 1.07% of total assets, including $9.0 million in non-performing loans and $3.0 million in real estate owned and in-substance foreclosures. Loan loss reserves totaled $8.4 million, or 94% of total non-performing loans. Most of the real estate owned is in residential properties except for one local piece of commercial real estate valued at $215,000 and a $55,000 land development loan. At September 30, 1994, Eagle Financial had total non-performing assets in the amount of $12.3 million, or 1.15% of total assets, including $8.0 million in non-performing loans and $4.3 million in real estate owned and in-substance foreclosures. Eagle Financial's loan delinquencies (greater than 60 days) totaled $11.2 million, or 1.36% of total loans, at December 31, 1994 compared to $9.5 million, or 1.17% of total loans, at September 30, 1994. The following table represents a breakdown of non-performing assets as of December 31, 1994 (in thousands):

                                        Foreclosed
                                     Real Estate &             Total
                    Non-performing    In-substance    Non-performing     % of
                             Loans    Foreclosures            Assets    Total
                    ---------------  --------------   ---------------  --------
Mortgage Loans -
  Residential             $7,597          $2,751           $10,348       86.5%
  Commercial R.E.              0             215               215        1.8%
  Land Development             0              55                55         .5%
Consumer loans                11               0                11         .1%
Home equity loans          1,329               0             1,329       11.1%
                    ------------   -------------    --------------      ------

  Total                   $8,937          $3,021           $11,958      100.0%
                    ============   =============    ==============      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

Management continued to add to the loan loss allowance during the quarter ended December 31, 1994 based upon continued uncertainty in the local economy. Provisions for loan losses totaled $225,000 for the quarter. Management monitors the adequacy of the allowances for losses on loans and real estate owned on an ongoing basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management obtains independent appraisals for significant properties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993

GENERAL - Eagle Financial's net income for the three month period ended December 31, 1994 was $2.9 million, or $0.65 per share, a 64.9% increase over the same period in 1993. Net interest income increased $2.8 million, or 40.0%, in the 1994 period compared to the three months ended December 31, 1993. Non-interest income increased $186,000, or 23.5%, in the three months ended December 31, 1993. Other expenses increased $1.2 million, or 26.2% in the first quarter of fiscal 1995.

INTEREST INCOME - Interest income from loans and investments increased $5.0, or 36.4%, for the three months ended December 31, 1994 compared to the same period in 1993. The growth in interest income is attributable to both growth in earning assets resulting from the Bank's acquisition of the Bank of Hartford in June, 1994, and an increase in the yield on interest earning assets as a result of rising interest rates.

INTEREST EXPENSE - Interest expense on deposits and borrowed money increased $2.2 million, or 32.5%, for the three months ended December 31, 1994 compared to the same period in 1993. The increase in interest expense is attributable to both growth in deposits resulting from the Bank's assumption of deposits as part of the Bank of Hartford acquisition, and an increase in other borrowed money.

NET INTEREST INCOME - Net interest income increased $2.8 million, or 40.0%, for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1993. The increase is attributable to both growth in earning assets as a result of the Bank of Hartford acquisition and a widening of the Company's interest rate spread.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (CONT'D)

PROVISION FOR LOAN LOSSES - The provision for loan losses totaled $225,000 in the three month period ended December 31, 1994 compared to $300,000 in the three month period ended December 31, 1993. Management monitors the adequacy of the allowance for loan losses and periodically makes additions based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. Eagle Financial's allowance for loan losses is currently $8.4 million, which represents 94% of total non-performing loans.

OTHER INCOME - Non-interest income increased $186,000, or 23%, for the three months ended December 31, 1994 versus the same period in the prior year. The increase is primarily attributable to a $409,000, or 61% increase in customer service fees and other income which was partly offset by a $104,000 net loss on the sale of investment securities in the first quarter of fiscal 1995 and a $119,000 gain on sale of loans in the first quarter of fiscal 1994.

OTHER EXPENSES - Non-interest expenses increased $1.2 million or 26%, to during the three months ended December 31, 1994 compared to the three months ended December 31, 1993. The largest contributing factor to the increase relates to the acquisition of the Bank of Hartford. A $570,000 increase in compensation, taxes and benefits and a $ 169,000 increase in occupancy expenses were both due primarily to the operation of six additional branch offices acquired in that transaction. An increase of $200,000 in federal insurance premiums reflects the increase in insurable deposits from the acquisition, while advertising and data processing expense increases are also due, in part, to the acquisition. In general, most other operating expenses such as office supplies, postage and telephone increased due to the operation of six additional branches.

                            EAGLE FINANCIAL CORP.

                                    PART II

Item 1  Legal Proceedings
- -----------------------------
Not applicable

Item 2  Changes in Securities
- -----------------------------
Not applicable

Item 3  Defaults upon Senior Securities
- ----------------------------------------
Not applicable

Item 4  Submission of Matter to a Vote of Security Holders
- -------------------------------------------------------------
The annual meeting of shareholders of Eagle Financial Corp. was held on January 24, 1995, at which time the following proposals were considered and voted upon;
(1) the election of two directors for a three-year term; (2) the approval of the amendment to Eagle's 1991 Stock Option Plan; and (3) the ratification of the appointment by the Board of Directors of the firm of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending September 30, 1995.

With respect to Proposal One, the following votes were cast in the election of directors:
                                                   Withhold Authority
     Nominees                    For                      To Vote
     -------------------         ----------        -------------------
     Richard H. Alden            2,850,476               288,734
     Ernest J. Torizzo           2,872,005               267,205

With respect to Proposal Two, 1,988,435 (49.7% of the total eligible votes) were cast FOR the approval of the amendment to Eagle's 1991 Stock Option Plan, 533,336 (13.3% of the total eligible votes) were cast AGAINST the amendment, and 35,826 (.89% of the total eligible votes) were abstention.

With respect to Proposal Three, 3,018,767 votes (75.4% of the total eligible votes) were cast FOR ratification of the appointment of the firm of KPMG Peat Marwick as independent auditors of the Company, 16,178 votes (.40% of the total eligible votes) were against such ratification, and 31,075 votes (.77% of the total eligible votes) were abstention.

Item 5  Other Information
- ---------------------------
Not applicable

Item 6  Exhibits and Reports on Form 8-K
- ------------------------------------------
On January 30, 1995 Eagle filed a report on Form 8-K which reported under Item 5
- - Other Events, an announcement that the Board of Directors of Eagle Financial Corp. declared a 10% stock dividend and a regular quarterly cash dividend of $0.21 per share. Both dividends are payable on March 1, 1995 to shareholders of record at the close of business on February 15, 1995.

                                EAGLE FINANCIAL CORP.

                                      SIGNATURES




     Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          EAGLE FINANCIAL CORP.


Date:                                     By: /s/ Mark J. Blum
                                              -------------------------
                                              Mark J. Blum
                                              Vice President and
                                              Chief Financial Officer



Date:                                     By:  /s/ Barbara S. Mills
                                              -------------------------
                                              Barbara S. Mills
                                              Vice President and
                                              Treasurer