Form 10-Q
period 1995-03-31
EAGLE FINANCIAL CORP
filed 1995-05-15
CIK 792369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   Form 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March  31, 1995
                              -------------------------------------------------
                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------------
Commission file number   0-15311
                      ---------------------------------------------------------


                             EAGLE FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

     Delaware                                             06-1194047
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      identification No.)

                        P.O. Box 1157, Bristol, CT 06010
                    (Address of principal executive offices)

                                 (203) 584-6300
              (Registrant's telephone number, including area code)

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

                 Yes  [X]                              No   [ ]


Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (par value $0.01)                 4,422,178
     ------------------------------       --------------------------------
               (Class)                     (Approximate No. of Shares
                                           Outstanding at May 8, 1995)
                                           (Excluding Treasury Stock)

                            EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                                                           INDEX


PART I -FINANCIAL INFORMATION

        Consolidated Balance Sheets at March 31, 1995 (unaudited)
          and September 30, 1994                                              2

        Consolidated Statements of Income for the Three and Six Months
          Ended March 31, 1995 and 1994 (unaudited)                           3

        Consolidated Statements of Cash Flows for the Six Months Ended
          March 31, 1995 and 1994 (unaudited)                               4-5

        Notes to Consolidated Financial Statements                          6-8

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9-15


PART II OTHER INFORMATION                                                    16


SIGNATURES                                                                   17

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

                                                                     March 31,       September 30,
                                                                       1995              1994
Assets                                                              (Unaudited)
- ----------------------------------------------------------        ------------------------------
Cash and amounts due from depository institutions                      $25,193           $21,549
Interest-bearing deposits                                               10,431             3,103
                                                                  ------------      ------------
          Cash and cash equivalents                                     35,624            24,652

Investment securities available for sale (amortized cost $58,516
   at March 31, 1995 and $17,615 at September 30, 1994)                 57,042            16,936
Investment securities (market value $44,716 at March 31, 1995
   and $95,228 at September 30, 1994)                                   46,829            97,249
Mortgage-backed securities available for sale (amortized cost
   $37,898 at March 31, 1995)                                           37,751                -
Mortgage-backed securities (market value $90,010 at March
   31, 1995 and $67,224 at September 30, 1994)                          89,984            68,706
Loans receivable, net of allowance for loan losses of $8,365
   at March 31, 1995 and $8,311 at September 30, 1994                  838,508           810,705
Accrued interest receivable:
          Loans                                                          4,304             5,119
          Investments                                                    2,788             1,013
Real estate owned, net                                                   2,755             4,310
Stock in Federal Home Loan Bank of Boston, at cost                       6,535             6,535
Premises and equipment, net                                              7,876             7,255
Prepaid expenses and other assets                                       18,871            26,623
                                                                  ------------      ------------
          Total Assets                                              $1,148,867        $1,069,103
                                                                  ============      ============

Liabilities and Shareholders' Equity
- ----------------------------------------------------------
Deposits                                                              $947,989          $948,829
Federal Home Loan Bank advances                                         56,715            31,775
Borrowed money                                                          41,377             7,817
Advance payments by borrowers for taxes and insurance                    6,339             5,522
Accrued expenses and other liabilities                                   9,482             8,884
                                                                  ------------      ------------
          Total Liabilities                                          1,061,902         1,002,827
                                                                  ------------      ------------
Shareholders' Equity (a)
- ----------------------------------------------------------
Serial preferred stock, $.01 par value
   2,000,000 shares authorized and unissued                                 -                 -
Common stock, $.01 par value
   8,000,000 shares authorized; 4,466,731 shares issued at
   March 31, 1995 and 3,492,475 shares issued at September 30,
   1994, including 47,373 shares held in treasury                           45                32
Additional paid-in capital                                              59,003            34,613
Retained earnings                                                       29,709            33,139
Cost of common treasury stock                                             (362)             (362)
Employee stock ownership plan stock                                       (467)             (467)
Unrealized securities losses, net                                         (963)             (679)
                                                                  ------------      ------------
          Total Shareholders' Equity                                    86,965            66,276
                                                                  ------------      ------------
          Total Liabilities and Shareholders' Equity                $1,148,867        $1,069,103
                                                                  ============      ============

 a) Shareholders' equity at March 31, 1995 includes 862,310 new shares of common stock (or 948,541 after giving effect to the 10% stock dividend) sold during the quarter ended December 31, 1994 resulting in $16.7 million net proceeds.

NOTE: All share data and the number of outstanding common shares for all periods and dates above have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on February 15, 1995.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data, unaudited)

                                                                 Three Months Ended        Six Months Ended
                                                                -------------------     --------------------
                                                                3/31/95    3/31/94       3/31/95    3/31/94
                                                                -------------------     --------------------
Interest income:
   Interest and fees on loans                                    $16,139    $12,045       $31,507    $24,294
   Interest on mortgage-backed securities                          2,149        344         3,373        729
   Interest on investment securities                               1,502        675         3,142      1,366
   Dividends on investment securities                                552        435         1,070        860
                                                                -------------------     --------------------
      Total interest income                                       20,342     13,499        39,092     27,249
                                                                -------------------     --------------------
Interest expense:
   Interest on deposits                                            8,680      6,157        16,941     12,628
   Interest on Federal Home Loan Bank advances                       777        260         1,255        494
   Interest on borrowed money                                        651          1           800          2
                                                                -------------------     --------------------
      Total interest expense                                      10,108      6,418        18,996     13,124
                                                                -------------------     --------------------

      Net interest income                                         10,234      7,081        20,096     14,125

Provision for loan losses                                            225        300           450        600
                                                                -------------------     --------------------
      Net interest income after provision for loan losses         10,009      6,781        19,646     13,525
                                                                -------------------     --------------------
Noninterest income:
   Net loss on sale of securities                                      -          -          (104)         -
   Net gain on sale of loans                                           -          -             -        119
   NOW account service fees                                          487        318           985        691
   Other customer service fees                                       174        109           335        227
   Other income                                                      355        216           777        397
                                                                -------------------     --------------------
      Total noninterest income                                     1,016        643         1,993      1,434
                                                                -------------------     --------------------
                                                                  11,025      7,424        21,639     14,959
                                                                -------------------     --------------------
Noninterest expenses:
   Compensation, payroll taxes and benefits                        2,812      2,192         5,487      4,297
   Office occupancy                                                  670        536         1,297        994
   Advertising                                                       233        149           465        287
   Net cost of real estate owned operations (note 5)                 113        257           224        793
   Federal deposit insurance premiums                                613        407         1,104        698
   Service bureau processing fees                                    358        251           696        497
   Amortization of intangible assets                                 412        101           817        203
   Other expenses                                                    941        603         1,756      1,240
                                                                -------------------     --------------------
      Total noninterest expenses                                   6,152      4,496        11,846      9,009
                                                                -------------------     --------------------
      Income before income taxes and cumulative effect of
      accounting changes                                           4,873      2,928         9,793      5,950

Income taxes                                                       2,027      1,224         4,067      2,470
                                                                -------------------     --------------------
      Income before cumulative effect of accounting changes        2,846      1,704         5,726      3,480
Cumulative effect of accounting changes                               -          -             -          30
                                                                -------------------     --------------------
      Net income                                                  $2,846     $1,704        $5,726     $3,450
                                                                ===================     ====================
Income per share:
  Primary:
    Income before cumulative effect of accounting changes          $0.63      $0.48         $1.27      $0.99
    Cumulative effect of accounting changes                           -          -             -       $0.01
                                                                -------------------     --------------------
    Net income                                                     $0.63      $0.48         $1.27      $0.98
                                                                ===================     ====================
  Fully Diluted:
    Income before cumulative effect of accounting changes          $0.62      $0.48         $1.27      $0.98
    Cumulative effect of accounting changes                           -          -             -       $0.01
                                                                -------------------     --------------------
    Net income                                                     $0.62      $0.48         $1.27      $0.97
                                                                ===================     ====================
Average number of shares and equivalent shares:
  Primary                                                      4,551,170  3,541,196     4,504,480  3,531,936
  Fully Diluted                                                4,565,794  3,548,306     4,525,116  3,545,450

Dividends per share                                                $0.21      $0.17         $0.40      $0.34

NOTE: All per share data and the number of outstanding shares for all periods and dates above have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on February 15, 1995.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)                                Six Months Ended March 31,
                                                                 ------------------------
                                                                    1995            1994
                                                                 ------------------------
OPERATING ACTIVITIES:
Net income                                                         $5,726         $3,450
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                          450            600
   Provision for losses on real estate owned                           36            355
   Provision for depreciation and amortization                        341            278
   Accretion of fees on loans                                         (22)          (638)
   Amortization of premiums (accretion of discounts) on
     investment and mortgage-backed securities                       (506)            89
   Amortization of core deposit and other intangibles                 817            203
   Realized (gain) loss on sale of real estate owned, net             (41)            30
   Realized (gain) loss on sale of securities, net                    104              -
   Gain on sale of mortgage loans                                       -           (119)
   Decrease (increase) in accrued interest receivable                (960)           166
   Decrease (increase) in prepaid expenses and other assets         7,593         (2,460)
   Loan origination fees                                              118            686
   Increase (decrease) in accrued expenses and other
     liabilities                                                      598            428
                                                                  -------         ------
     Net Cash Provided by Operating Activities                     14,254          3,068
                                                                  -------         ------
INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available
     for sale                                                       2,210          2,800
   Proceeds from maturities of investment securities               10,200          3,500
   Proceeds from amortization of securities available for sale      2,442              -
   Proceeds from amortization of investment securities              2,624         12,663
   Purchases of investment securities available for sale               -          (9,030)
   Purchases of investment securities                              (7,892)       (22,182)
   Principal payments on mortgage-backed securities available
     for sale                                                       1,448              -
   Principal payments on mortgage-backed securities                 5,252          6,173
   Purchases of mortgage-backed securities available for sale     (20,807)             -
   Purchases of mortgage-backed securities                        (48,764)        (7,100)
   Proceeds from sales of mortgage-backed securities prior
     to maturity                                                    4,032              -
   Principal payments on loans receivable                          38,809         78,028
   Loan originations                                              (68,267)      (104,377)
   Proceeds from sales of loans                                       354         10,800
   Decrease in real estate owned                                      431            852
   Proceeds from sales of real estate owned                         1,884          1,589
   Purchases of premises and equipment                               (962)          (315)
   Increase in investment in Federal Home Loan Bank stock              -            (586)
                                                                  -------         ------

     Net Cash Used by Investing Activities                        (77,006)       (27,185)
                                                                  -------         ------
FINANCING ACTIVITIES:
   Net increase (decrease) in Passbook, NOW and Money
     Market accounts                                              (40,434)        24,751
   Net increase (decrease) in certificate accounts                 39,594         (4,229)
   Borrowings under Federal Home Loan Bank advances                64,510         18,650
   Principal payments under Federal Home Loan Bank advances       (39,570)        (1,000)
   Net increase in borrowed money                                  33,560              -
   Net increase in advance payments by borrowers for taxes
     and insurance                                                    817            396
   Proceeds from exercise of stock options and dividends
     reinvested                                                       361            492
   Proceeds from sale of common stock                              16,658              -
   Cash dividends                                                  (1,772)        (1,172)
                                                                  -------         ------
      Net Cash Provided by Financing Activities                    73,724         37,888
                                                                  -------         ------
   Increase in cash and cash equivalents                           10,972         13,771
Cash and cash equivalents at beginning of period                   24,652         21,958
                                                                  -------         ------
   Cash and cash equivalents at end of period                     $35,624        $35,729
                                                                  =======         ======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(dollars in thousands, unaudited)                               Six Months Ended March 31,
                                                                 ------------------------
                                                                   1995           1994
                                                                 ----------  ------------
NON-CASH INVESTING ACTIVITIES:
   Transfer of investment securities to investment securities
     available for sale                                           $53,124             -
   Transfer of mortgage-backed securities to mortgage-backed
     securities available for sale                                 18,529             -

   Transfer of loans to real estate owned                             755         $1,581
                                                                 ==========     =========
SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                               $5,950         $3,350
   Interest paid                                                   19,174         13,669
                                                                 ==========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         Eagle Financial Corp. (the "Company") is the holding company and parent of Eagle Federal Savings Bank (the "Bank"). Eagle Federal serves customers from twenty three branch offices located in Hartford, Litchfield and northern Fairfield counties.

         The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three and six month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1994 annual report on Form 10-K.

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

         At March 31, 1995, the Company had investment and mortgage-backed securities totaling $57.0 million and $37.8 million, respectively, classified as available for sale. The net unrealized loss on these securities of $963,000, net of income tax benefits of $658,000, has been shown as a reduction to shareholders' equity.

         SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", was issued in May 1993 and amended by SFAS No. 118 in October 1994. SFAS No. 114, as amended, which is effective for fiscal years beginning after December 15, 1994, requires that creditors evaluate the collectibility of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. The creditor shall recognize an impairment by creating a valuation allowance. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on impaired loans. The Company has not yet made a determination as to the impact, if any, the adoption of SFAS No. 114 will have on its financial condition and results of operations.

(3)      Shareholders' Equity

         In the first quarter of fiscal 1995, the Company completed a common stock offering in which 862,310 new shares of common stock were sold (or 948,541 shares sold after giving effect to a 10% stock dividend declared in January, 1995), resulting in net proceeds of approximately $16.7 million. The additional capital was raised primarily to increase the Bank's core capital ratio, which had decreased as a result of its recent substantial increase in asset size as a result of the Bank of Hartford acquisition. The new capital should also increase the market liquidity of the Company's stock and may assist the Company in future acquisition activity.

(4)      Allowance for Loan Losses

         The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

                                          Six months ended March 31,

                                        1995                  1994
                                        ----                  ----
         Balance, beginning of
           period                    $ 8,311                $ 5,005

         Provisions charged to
           operations                    450                    600

         Charge-offs                    (474)                (1,036)

         Recoveries                       78                      1
                                     -------                -------
         Balance, end of period      $ 8,365                $ 4,570
                                     =======                =======


(5)      Net Cost of Real Estate Owned Operations

         The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):


                                        Six months ended March 31,

                                        1995                 1994
                                        ----                -----

         Net (gain) loss on sales
            of real estate owned       $ (41)               $  30

         Provision for losses
            charged to operations         37                  355

         Expenses of holding real
            estate owned, net of
            rental income                228                  408
                                       -----                -----
                                       $ 224                $ 793
                                       =====                =====

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         GENERAL - Eagle Financial Corp. (the "Company") is a $1.15 billion savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 23 banking offices located in Hartford, Litchfield, and northern Fairfield counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

         The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

         On January 23, 1995, the Company declared a 10% stock dividend in addition to its regular quarterly cash dividend of $0.21 per share. As a result of the stock dividend, each shareholder received one additional share of the Company common stock for every ten shares owned on February 15, 1995. The $0.21 per share cash dividend is based upon the new, increased number of shares held.

         At March 31, 1995, the Company had total assets of $1.15 billion compared to $1.07 billion at September 30, 1994, an increase of $80 million or 7.5%. Loans receivable, net, increased $27.8 million to $838.5 million at March 31, 1995 from the September 30, 1994 total of $810.7 million. Total deposits remained fairly stable declining only $840,000 from September 30, 1994 to March 31, 1995, a decline of less than 0.1%, to close the period at $949.0 million. The growth in total assets is driven primarily by an increase in mortgage-backed securities, including securities classified as available for sale and held to maturity, of $59.0 million to $127.7 million at March 31, 1995. This increase represents the implementation of a strategy of structured growth whereby selected security purchases are matched against funding sources with similar repricing characteristics in order to obtain a desired interest rate spread. This strategy, which is used to supplement local loan origination activity, serves to increase overall net interest income and take advantage of the flexibility the Company has in leveraging the balance sheet. At March 31, 1995, shareholders' equity represented 7.57% of total assets compared to 6.20% at September 30, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At March 31, 1995, the Bank was in compliance with the Federal Home Loan Bank liquidity requirements having a liquidity ratio of 8.00% compared to 7.72% at September 30, 1994.

         The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), earnings and amortization on investments, maturing investments and Federal Home Loan Bank advances and other borrowings. The Bank historically has not been an active seller of loans. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At March 31, 1995, the Bank had approximately $40.1 million in loan commitments outstanding, including $24.7 million in available home equity lines of credit and $6.3 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, investment maturities and amortization, loan repayments, and borrowings. The Bank has the capacity to borrow up to approximately $669 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases. Federal Home Loan Bank advances at March 31, 1995 were $56.7 million compared to $31.8 million at September 30, 1994, an increase of 78.5%. Other borrowed money increased $33.6 million to $41.4 million at March 31, 1995 compared to $7.8 million at September 30, 1994. The majority of the increase in both Federal Home Loan Bank advances and other borrowings represents the funding source for the structured growth strategy previously discussed.

         Loan originations for the six months ended March 31, 1995 were $68.3 million compared to $104.4 million for the same period in 1994. No loans were purchased in either period. Total loans sold declined from $10.1 million for the six month period ended March 31, 1994 to $354,000 for the six month period ended March 31, 1995.

         It has been the Company's general policy to purchase debt securities (including mortgage-backed securities) with the intent to hold to maturity for purposes of earning interest income and meeting regulatory liquidity requirements. Various factors are considered when determining whether debt securities

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         are classified as either available for sale or held to maturity, including: repricing characteristics, liquidity needs, expected security life, yield and overall asset/liability strategies. Events which may be reasonably anticipated are considered when determining the Company's ability to hold debt securities to maturity. For those debt securities for which the Company has determined it has both the intent and ability to hold to maturity, a classification of held to maturity is made. Other debt securities are classified as available for sale. When a security available for sale is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were $6.2 million of securities sold during the six month period ended March 31, 1995 compared to $2.8 million for the same period in 1994. Included in the $6.2 million of securities sold is a $4.0 million transaction representing a mortgage-backed security classified as held to maturity prior to sale. The security was sold due to the discovery of a broker error in properly identifying the security's repricing characteristics when purchased in December 1994. The security's actual repricing characteristics did not match the asset/liability parameters outlined by the Company and, as a result, was repurchased by the broker.

         REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at March 31, 1995 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                     OTS Requirement        Actual             Excess
                                     ---------------   -----------------     ----------
               Tangible Capital       $ 17,069  1.5    $ 74,074    6.51%     $ 57,005

               Core Capital             34,139  3.0      74,074    6.51%       39,935

               Risk-based Capital       44,169  8.0      77,639   14.06%       33,470


         ASSET/LIABILITY MANAGEMENT - The primary component of the Company's earnings is net interest income. The Company's asset/liability management strategy is to maximize net interest income over time by reducing the impact of fluctuating interest rates. This is accomplished by matching the mix and maturities of its assets and liabilities. At the same time the Company's asset/liability strategies for managing interest rate risk must also accommodate customer demands for particular types of deposit and loan products. The Company uses various asset/liability management techniques in an attempt to maintain a profitable mix of financial assets and liabilities, provide deposit and loan products that meet the needs of its market area, and maintain control over interest rate risk resulting from changes in interest rates.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

         NON-PERFORMING ASSETS - At March 31, 1995, the Company had total non-performing assets in the amount of $12.4 million, or 1.08% of total assets, including $9.7 million in non-performing loans and $2.7 million in real estate owned and in-substance foreclosures. Loan loss reserves totaled $8.4 million or 86% of total non-performing loans. The Company's real estate owned is made up of residential properties with the exception of three pieces, a commercial property with a carrying value of $160,000, net of loss reserves, and two parcels of land totaling $39,000, net of loss reserves. At September 30, 1994, the Company had total non-performing assets in the amount of $12.3 million, or 1.15% of total assets, including $8.0 million in non-performing loans and $4.3 million in real estate owned and in-substance foreclosures. The following table represents a breakdown of non-performing assets as of March 31, 1995 (dollars in thousands):

                                                                        Real Estate
                                                                            Owned &
                                                                       In-substance              Total Non-
                                           Non-performing             Foreclosures,              performing              % of
                                                    Loans                       Net                  Assets             Total
                               ------------------------------------------------------------------------------------------------

         Mortgage Loans -
           Residential                             $7,989                    $2,555                 $10,544             84.8%


           Commercial R.E.                              0                       160                     160              1.3

           Land Development                           179                        39                     218              1.8

         Consumer loans                                17                         0                      17               .1

         Home equity loans                          1,499                         0                   1,499             12.0
                               ------------------------------------------------------------------------------------------------
           Total                                   $9,684                    $2,754                 $12,438             100.0%
                               ================================================================================================


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         Loans delinquent between 30 and 90 days totaled $20.4 million at March 31, 1995 compared to $19.9 million at September 30, 1994. This represents an increase of $500,000 during the period, however the percentage of loans delinquent between 30 and 90 days to gross loans receivable remained consistent at 2.4%. Loans delinquent between 30 and 60 days represented 86.4% of the $20.4 million as of March 31,1995.

         Management maintained the level of the loan loss allowance during the six months ended March 31, 1995 based upon ongoing uncertainty in the local economy. Provisions for loan losses totaled $450,000 for the six month period. Management monitors the adequacy of the allowances for losses on loans and real estate owned on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management obtains independent appraisals for significant properties.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.

         RESULTS OF OPERATIONS

         COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
         MARCH 31, 1995 AND 1994

         GENERAL - Net income increased $1.1 million, or 67%, to $2.8 million for the three months ended March 31, 1995 from $1.7 million in the comparable period in 1994. The increase was due to a $3.1 million increase in net interest income offset by a $1.7 million increase in noninterest expenses for the quarter ended March 31, 1995 versus the quarter ended March 31,1994. Net income for the six month period ended March 31, 1995 also increased compared to the same period in 1994 by $2.3 million, or 66%, to $5.7 million. Higher net interest income of $20.1 million, a $6.0 million increase above the total for the six months ended March 31, 1994 of $14.1 million, represented the primary reason for the improved net income. Fully diluted earnings per share were $0.62 and $1.27 for the three and six month periods ended March 31, 1995, respectively, compared to $0.48 and $0.97 for the similar periods in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         NET INTEREST INCOME - Net interest income increased $3.1 million to $10.2 million for the three months ended March 31, 1995 from $7.1 for the same quarter in 1994. For the six months ended March 31, 1995, the increase in net interest income was $6.0 million, or 42.3%, for a total of $20.1 million compared to $14.1 million for the six months ended March 31, 1994. The increases in both periods can be primarily attributed to two factors; one, the increase in the net interest spread and two, the increase in the average balance of interest earning assets.

         The net interest spread for the three and six month periods ended March 31, 1995 was 3.61% and 3.63%, respectively, compared to 3.41% and 3.40% for the comparable three and six month periods, respectively, in 1994. The total average balance of interest earning assets increased by $296 million for the three months ended March 31, 1995 compared to the same period in 1994. Although the average balance of interest bearing liabilities used to fund the asset growth increased by a similar amount during the period, the overall asset yield increased more than the cost of funds. The asset yield increased 65 basis points from the March 1994 quarter to the March 1995 quarter while the cost of funds increased only 44 basis points during the same period. For the six months ended March 31, 1995 compared to the six months ended March 31, 1994, the asset yield increased 42 basis points while the cost of funds increased 19 basis points.

         PROVISION FOR LOAN LOSSES - The provision for loan losses totaled $225,000 for the quarter ended March 31, 1995 compared to $300,000 for the quarter ended March 31, 1994 and $450,000 for the six months ended March 31, 1995 versus $600,000 for the comparable six month period in 1994. Various factors are evaluated by management in determining the level of the provisions for loan losses and the adequacy of the loan loss allowance. The adequacy of the allowance and related provisions is computed quarterly and encompasses a critical review of the loan portfolio. The loan loss allowance at March 31, 1995 was $8.4 million and represents 86% of non-performing loans and 1.0% of loans receivable, net.

         NONINTEREST  INCOME  - For  the  three  months  ended  March  31,  1995 noninterest income increased $373,000 to $1,016,000, or 58%, from $643,000 during the quarter ended March 31, 1994. The increase was primarily the result of higher fee income on NOW accounts created by a larger volume of activity from the inclusion of the accounts acquired in the Bank of Hartford transaction. Noninterest income was $2.0 million for the six months ended March 31, 1995 compared to $1.4 million for the similar 1994 period, an increase of $559,000 or 39%. The increase is largely

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         attributable to the increased fee income resulting from the acquired Bank of Hartford accounts but was offset by two events. First, a loss on the sale of securities of $104,000 in the six months ended March 31, 1995 and, second, a gain from the sale of loans of $119,000 recorded during the six months ended March 31, 1994.

         NONINTEREST EXPENSES - Noninterest expenses for the quarter ended March 31,1995 increased $1.7 million, or 37%, to $6.2 million compared to $4.5 million during the March 31, 1994 quarter. The increase is a result of the impact of the Bank of Hartford acquisition on all expense categories, most notably compensation and benefits, which increased $620,000, or 28%, and deposit insurance premiums, which increased $206,000 or 51%. The increase in deposit insurance premiums was unfavorably affected by a temporary increase in the assessment rate, which was determined based on capital levels immediately following the Bank of Hartford acquisition. The temporary assessment rate increase effects only the March 31, 1995 and June 30, 1995 quarters and will be readjusted effective July 1, 1995. The impact from the amortization of intangibles, recorded as a result of the Bank of Hartford acquisition, increased expenses by $311,000 to $412,000 for the quarter ended March 31, 1995 versus the March 31, 1994 quarter. Offsetting the increases in expenses was a decrease in the net cost of real estate owned operations from $257,000 for the three months ended March 31, 1994 to $113,000 for the three months ended March 31, 1995, a change of $144,000 or 56%. The decrease was primarily the result of lower provisions for losses and reduced carrying costs.

         Noninterest expenses for the six months ended March 31, 1995 totaled $11.8 million, a $2.8 million increase over the $9.0 million recorded during the six months ended March 31, 1994. The majority of the increase in expenses can be attributed to the Bank of Hartford acquisition when comparing the March 31, 1995 and 1994 six month periods. The net cost of real estate owned operations declined $569,000, or 72%, to $224,000 for the six months ended March 31, 1995 versus the six months ended March 31, 1994. The decrease can be attributed to substantially lower loss provisions, lower carrying costs and improved results from the sale of properties.

         INCOME TAXES - Income taxes increased $803,000 to $2.0 million during the quarter ended March 31, 1995 and $1.6 million to $4.1 million during the six months ended March 31, 1995 principally due to higher pre-tax income when compared to the similar periods in the previous year. The effective tax rate for both the three and six month periods ended March 31, 1995 was 41.5%.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                    PART II


Item 1 - Legal Proceedings
   Not applicable

Item 2 - Changes in Securities
   Not applicable

Item 3 - Defaults upon Senior Securities
   Not applicable

Item 4 - Submission of Matter to a Vote of Security Holders
   Herein incorporated by reference information disclosed in Part II Item 4 of Eagle Financial Corp.
   Form 10-Q for the quarterly  period ended December 31, 1994.

Item 5 - Other Information
   Not applicable

Item 6 - Exhibits and Reports on Form 8-K
   On January 30, 1995, Eagle Financial Corp. filed a report on Form 8-K which reported under Item 5 - Other Events, an announcement that the Board of Directors of Eagle Financial Corp. declared a 10% stock dividend and a regular quarterly cash dividend of $0.21 per share. Both dividends are payable on March 1, 1995 to shareholders of record at the close of business on February 15, 1995.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EAGLE FINANCIAL CORP.



Date:   May 12, 1995           By:   /s/  Mark J. Blum
                                     --------------------------------------
                                     Mark J. Blum
                                     Vice President and Chief Financial Officer



Date:   May 12, 1995           By:   /s/  Barbara S. Mills
                                     --------------------------------------
                                     Barbara S. Mills
                                     Vice President, Treasurer