Form 10-Q
period 1995-06-30
EAGLE FINANCIAL CORP
filed 1995-08-14
CIK 792369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   Form 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1995


                             Eagle Financial Corp.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                            06-1194047
 -----------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      identification No.)

                        P.O. Box 1157, Bristol, CT 06010
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 589-6300
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 -----------------------------------------------------------------------------
      (Former name, address and fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [ X ]                              No


Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (par value $0.01)                  4,448,649
               (Class)                     (Approximate No. of Shares
                                            Outstanding at August 3,
                                            1995)(Excluding Treasury
                                            Stock)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     INDEX


PART I -FINANCIAL INFORMATION

        Consolidated Balance Sheets at June 30, 1995 (unaudited)
          and September 30, 1994                                           2

        Consolidated Statements of Income for the Three and Nine Months
          Ended June 30, 1995 and 1994 (unaudited)                         3

        Consolidated Statements of Cash Flows for the Nine Months Ended
          June 30, 1995 and 1994 (unaudited)                              4-5

        Notes to Consolidated Financial Statements                        6-8

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      9-16


PART II OTHER INFORMATION                                                 17


SIGNATURES                                                                18

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)


                                                                                                         June 30,    September
                                                                                                           1995         1994
                                                                                                        -----------   ---------
Assets                                                                                                  (Unaudited)
Cash and amounts due from depository institutions                                                         $20,289      $21,549
Interest-bearing deposits                                                                                   5,491        3,103
  Cash and cash equivalents                                                                                25,780       24,652

Investment securities available for sale (amortized cost $60,670 at June 30, 1995 and
  $17,615 at September 30, 1994)                                                                           59,940       16,936
Investment securities (market value $45,263 at June 30, 1995 and $95,228 at
  September 30, 1994)                                                                                      45,852       97,249
Mortgage-backed securities available for sale (amortized cost $126,165 at June 30, 1995)                  126,475
Mortgage-backed securities (market value $88,945 at June 30, 1995 and $67,224 at
  September 30, 1994)                                                                                      87,234       68,706
Loans held for sale                                                                                        52,485
Loans receivable, net of allowance for loan losses of $7,697 at June 30, 1995 and
  $8,311 at September 30, 1994                                                                            798,121      810,705
Accrued interest receivable:
    Loans                                                                                                   5,139        5,119
    Investment and mortgage-backed securities                                                               2,625        1,013
Real estate owned, net                                                                                      2,770        4,310
Stock in Federal Home Loan Bank of Boston, at cost                                                          8,945        6,535
Premises and equipment, net                                                                                 7,979        7,255
Prepaid expenses and other assets                                                                          17,269       26,623

            Total Assets                                                                                1,240,614    1,069,103

Liabilities and Shareholders' Equity

Deposits                                                                                                 $952,310     $948,829
Federal Home Loan Bank advances                                                                            83,265       31,775
Borrowed money                                                                                             67,677        7,817
Advance payments by borrowers for taxes and insurance                                                      11,564        5,522
Accrued expenses and other liabilities                                                                     36,013        8,884

            Total Liabilities                                                                           1,150,829    1,002,827

Shareholders' Equity (a)

Serial preferred stock, $.01 par value
  2,000,000 shares authorized and unissued
Common stock, $.01 par value
  8,000,000 shares authorized; 4,489,832 shares issued at June 30, 1995 and 3,492,475
  shares issued at September 30, 1994, including 47,373 shares held in treasury                                45           32
Additional paid-in capital                                                                                 59,296       34,613
Retained earnings                                                                                          31,296       33,139
Cost of common treasury stock                                                                                (362)        (362)
Employee stock ownership plan stock                                                                          (240)        (467)
Unrealized securities losses, net                                                                            (250)        (679)

            Total Shareholders' Equity                                                                     89,785       66,276

            Total Liabilities and Shareholders' Equity                                                  1,240,614    1,069,103



a) Shareholders' equity at June 30, 1995 includes 862,310 new shares of common stock (or 948,541 after giving effect to the 10% stock dividend) sold during the quarter ended December 31, 1994 resulting in $16.7 million net proceeds.


NOTE:  All share data and the number of outstanding common shares for all periods and dates above have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on February 15, 1995.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for share data, unaudited)

                                                               Three Months Ended       Nine Months Ended
                                                                     June 30,                June 30,
                                                             ---------------------     --------------------
                                                                1995         1994        1995        1994
                                                             --------     --------     --------    --------
Interest income:
  Interest and fees on loans                                 $ 16,643     $ 12,540     $ 48,150    $ 36,834
  Interest on mortgage-backed securities                        2,836          628        6,209       1,357
  Interest on investment securities                             1,446        1,164        4,584       2,530
  Dividends on investment securities                              734          494        1,808       1,354
    Total interest income                                      21,659       14,826       60,751      42,075

Interest expense:
  Interest on deposits                                          9,556        6,649       26,497      19,277
  Interest on Federal Home Loan Bank advances                   1,178          402        2,433         896
  Interest on borrowed money                                      817           34        1,617          36
    Total interest expense                                     11,551        7,085       30,547      20,209

    Net interest income                                        10,108        7,741       30,204      21,866

Provision for loan losses                                         525          300          975         900
    Net interest income after provision for loan losses         9,583        7,441       29,229      20,966

Noninterest income:
  Net loss on sale of securities                                  (10)        (114)        --
  Net gain on sale of loans                                       119
  NOW account service fees                                        501          410        1,486       1,101
  Other customer service fees                                     190          136          525         242
  Other income                                                    372          269        1,149         787
    Total noninterest income                                    1,053          815        3,046       2,249
                                                               10,636        8,256       32,275      23,215
Noninterest expense:
  Compensation, payroll taxes and benefits                      2,957        2,094        8,444       6,391
  Office occupancy                                                672          535        1,969       1,529
  Advertising                                                     238          138          703         425
  Net cost of real estate owned operations (note 4)               243          239          467       1,032
  Federal deposit insurance premiums                              613          408        1,717       1,106
  Service bureau processing fees                                  397          322        1,177         874
  Amortization of intangible assets                               402          101        1,218         304
  Other expense                                                   871          649        2,544       1,834
    Total noninterest expense                                   6,393        4,486       18,239      13,495

    Income before income taxes and cumulative effect of
       accounting changes                                       4,243        3,770       14,036       9,720
Income taxes                                                    1,728        1,608        5,795       4,078

    Income before cumulative effect of accounting changes       2,515        2,162        8,241       5,642
Cumulative effect of accounting changes                            30

    Net income                                               $  2,515     $  2,162     $  8,241    $  5,612

Income per share:
  Primary:
    Income before cumulative effect of accounting changes    $   0.55     $   0.61     $   1.82    $   1.59
    Cumulative effect of accounting changes                                                        $   0.01

    Net income                                               $   0.55     $   0.61     $   1.82    $   1.58

  Fully Diluted:
    Income before cumulative effect of accounting changes    $   0.54     $   0.61     $   1.79    $   1.59
    Cumulative effect of accounting changes                                                        $   0.01

    Net income                                               $   0.54     $   0.61     $   1.79    $   1.58


Average number of shares and equivalent shares:
  Primary                                                   4,588,996    3,563,210    4,528,248   3,541,131
  Fully Diluted                                             4,623,361    3,567,260    4,591,337   3,555,060

Dividends per share                                          $   0.21     $   0.17     $   0.61    $   0.52


NOTE:  All per share data and the number of outstanding shares for all periods and dates above have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on February 15, 1995.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(dollars in thousands, unaudited)

                                                                                     Nine Months Ended June 30,
                                                                                     --------------------------
                                                                                        1995           1994
OPERATING ACTIVITIES:                                                                --------         -------
Net income                                                                             $8,241         $5,612
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                                              975            900
   Provision for losses on real estate owned                                              159            435
   Provision for depreciation and amortization                                            524            419
   Accretion of fees on loans                                                            (138)          (763)
   Amortization of premiums (accretion of discounts) on investment
       and mortgage-backed securities                                                    (961)           103
   Amortization of core deposit and other intangibles                                   1,218            361
   Realized (gain) loss on sale of real estate owned, net                                 (69)            29
   Realized loss on sale of securities, net                                               114              -
   Gain on sale of loans                                                                                (119)
   Increase in accrued interest receivable                                             (1,632)          (776)
   Decrease in prepaid expenses and other assets                                        8,306          9,875
   Loan origination fees                                                                  224            981
   Increase in accrued expenses and other liabilities                                    (309)         5,267

      Net Cash Provided by Operating Activities                                        16,652         22,324

INVESTING ACTIVITIES:
   Proceeds from sales of investment securities available for sale                      2,210          2,800
   Proceeds from maturities of investment securities                                   12,200          8,000
   Principal payments on investment securities available for sale                       4,016              -
   Principal payments on investment securities                                          3,618         17,297
   Purchases of investment securities available for sale                               (5,742)        (4,800)
   Purchases of investment securities                                                  (7,892)       (38,685)
   Principal payments on mortgage-backed securities available for sale                  2,632              -
   Principal payments on mortgage-backed securities                                     8,444          8,902
   Purchases of mortgage-backed securities available for sale                         (82,820)             -
   Purchases of mortgage-backed securities                                            (48,764)        (7,135)
   Proceeds from sales of mortgage-backed securities prior to maturity                  4,032              -
   Principal payments on loans receivable                                              59,042        108,815
   Loan originations                                                                 (101,770)      (164,068)
   Proceeds from sales of loans                                                           354         10,980
   Decrease in real estate owned                                                          437            648
   Proceeds from sales of real estate owned                                             2,425          2,187
   Purchases of premises and equipment                                                 (1,248)          (522)
   Increase in investment in Federal Home Loan Bank stock                              (2,410)          (586)
   Acquisition of loans, investments and other assets                                               (185,280)
      Net Cash Used by Investing Activities                                          (151,236)      (241,447)

FINANCING ACTIVITIES:
   Net increase (decrease) in Passbook, NOW and Money Market accounts                 (46,058)        23,688
   Net increase (decrease) in certificate accounts                                     49,539        (20,056)
   Assumption of deposits and liabilities of acquired banks                                          275,986
   Borrowings under Federal Home Loan Bank advances                                   133,425         31,950
   Principal payments under Federal Home Loan Bank advances                           (81,935)       (23,700)
   Net increase in borrowed money                                                      60,087          7,140
   Net increase in advance payments by borrowers for taxes and insurance                6,042          2,956
   Proceeds from exercise of stock options and dividends reinvested                       654            853
   Proceeds from sale of common stock                                                  16,658              -
   Cash dividends                                                                      (2,700)        (1,763)
      Net Cash Provided by Financing Activities                                       135,712        297,054
   Increase in cash and cash equivalents                                                1,128         77,931
Cash and cash equivalents at beginning of period                                       24,652         21,958

   Cash and cash equivalents at end of period                                         $25,780        $99,889

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
-------------------------------------------------------------------------------
(dollars in thousands, unaudited)

                                                                                    Nine Months Ended June 30,
                                                                                       1995           1994
                                                                                       -----          -----
NON-CASH INVESTING ACTIVITIES:
   Transfer of investment securities to investment securities available for sale      $53,124             -
   Transfer of mortgage-backed securities to mortgage-backed securities
       available for sale                                                              18,529             -
   Transfer of loans to loans held for sale                                            52,485             -
   Transfer of loans to real estate owned                                               1,412         $1,760

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                   $7,490         $4,630
   Interest paid                                                                       30,346         20,587


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Eagle Financial Corp. (the "Company") is the holding company and parent of Eagle Federal Savings Bank (the "Bank"). The Bank serves customers from twenty-three branch offices located in Hartford, Litchfield and northern Fairfield counties.

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three and nine month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the financial consolidated statements contained in the Company's 1994 annual report on Form 10-K.

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

At June 30, 1995, the Company had investment and mortgage-backed securities totaling $59.9 million and $126.5 million, respectively, classified as available for sale. The net unrealized loss on these securities of $250,000, which is net of an income tax benefit of $170,000, has been shown as a reduction to shareholders' equity.

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", was issued in May 1993 and amended by SFAS No. 118 in October 1994. SFAS No. 114, as amended, which is effective for fiscal years beginning after December 15, 1994, requires that creditors evaluate the collectibility of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. The creditor shall recognize an impairment by creating a valuation allowance. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on impaired loans. The Company has not yet made a determination as to the impact, if any, the adoption of SFAS 114 will have on its financial condition and results of operations.

SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued in May 1995 and is effective for fiscal years beginning after December 15, 1995. Earlier application is permitted. SFAS No. 122 requires the capitalization of mortgage servicing rights acquired through either purchase of mortgage loan servicing or origination and sale or securitization of mortgage loans with retention of servicing. SFAS No. 122 also requires the analysis of capitalized mortgage servicing rights for potential impairment based on the fair value of the rights. The Company has not decided whether the SFAS No. 122 will be adopted prior to the required transition date. The effect of adoption on the Company will vary based on the extent of mortgage servicing rights existing upon adoption and mortgage servicing rights acquired subsequent to adoption.

(3) Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

                                               Nine months ended June 30,
                                                 1995             1994
                                               -------------------------

    Balance, beginning of period               $ 8,311           $ 5,005

    Provisions charged to operations               975               900

    Charge-offs                                 (1,667)           (1,036)

    Recoveries                                      78                 1

    Allowance from acquired bank                     -             3,500
                                               -------------------------

    Balance, end of period                     $ 7,697           $ 8,370
                                               =========================

(4) Net Cost of Real Estate Owned Operations

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):

                                               Nine months ended June 30,
                                              1995                 1994
                                             -----------------------------
    Net (gain) loss on sales of
     real estate owned                    $   (69)             $      30

    Provision for losses charged
     to operations                            159                    435

    Expenses of holding real
     estate owned, net of rental
     income                                   377                    567
                                             -----------------------------

                                          $   467              $   1,032
                                             =============================

(5) Shareholders' Equity

In the first quarter of fiscal 1995, the Company completed a common stock offering in which 862,310 new shares of common stock were sold (or 948,541 shares sold after giving effect to a 10% stock dividend declared in January,
1995), resulting in net proceeds of approximately $16.7 million. The additional capital was raised primarily to increase the Bank's core capital ratio, which had decreased as a result of the substantial increase in asset size as a result of the Bank of Hartford acquisition.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL - Eagle Financial Corp. (the "Company") is a $1.24 billion savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 23 banking offices located in Hartford, Litchfield, and northern Fairfield Counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, in mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

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

At June 30, 1995, the Company had total assets of $1.24 billion compared to $1.07 billion at September 30, 1994, an increase of $170 million or 15.9%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, increased $39.9 million to $850.6 million at June 30, 1995 from $810.7 million at September 30, 1994. Total deposits increased a modest 0.4%, or $3.5 million, from $948.8 million at September 30, 1994 to $952.3 million at June 30, 1995. At June 30, 1995, shareholders' equity represented 7.24% of total assets compared to 6.20% at September 30, 1994. Prepaid expenses and other assets declined $9.4 million from September 30, 1994 to June 30, 1995 largely as a result of final settlement payments from the Federal Deposit Insurance
Corporation related to the Bank of Hartford acquisition. The $27.1 million increase in accrued expenses and other liabilities is principally due to amounts payable to investment brokers for purchases of mortgage-backed securities scheduled to settle in the next quarter.

Approximately 64% of the increase in total assets during the nine months ended June 30, 1995 can be attributed to the purchase of adjustable rate U.S. Government agency mortgage-backed securities, predominately classified as available-for-sale, totalling $108.3 million. The purchases represent the implementation of a strategy of structured growth whereby selected security purchases are matched against funding sources with similar repricing characteristics in order to obtain a desired interest rate spread. This strategy, which is used to supplement local loan origination activity, serves to increase overall net interest income and take advantage of the flexibility the Company has in leveraging the balance sheet. Since most of the local loan origination activity is fixed rate mortgage loans, the strategy also enables the Company to add rate sensitive, adjustable rate assets to its portfolio. The implementation of the strategy has occurred throughout each of the three quarters of the current fiscal year with purchases of the following amounts:
$24.8 million in the first quarter, $47.1 million in the second quarter and $36.4 million in the third quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At June 30, 1995, the Bank was in compliance with the Federal Home Loan Bank liquidity requirements having a liquidity ratio of 5.73% compared to 7.72% at September 30, 1994.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on debt securities, maturing investments and Federal Home Loan Bank advances and other borrowings. The Bank historically has not been an active seller of loans. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At June 30, 1995, the Bank had approximately $43.9 million in loan commitments outstanding, including $24.6 million in available home equity lines of credit and $6.1 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, investment maturities and principal amortization, loan repayments, and borrowings. The Bank has the capacity to borrow an additional $470.2 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases. Federal Home Loan Bank advances at June 30, 1995 were $83.3 million compared to $31.8 million at September 30, 1994, an increase of $51.5 million. Other borrowed money increased $59.9 million to $67.7 million at June 30, 1995 compared to $7.8 million at September 30, 1994. The majority of the increase in both Federal Home Loan Bank advances and other borrowings represents the funding source for the structured growth strategy previously discussed.

Loan originations for the nine months ended June 30, 1995 were $101.8 million compared to $164.1 million for the same period in 1994. The decline in loan originations of $62.3 million from 1994 to 1995 is the result of sharply lower loan refinancing activity. No loans were purchased in either 1995 or 1994 nine month period. Total loans sold have declined from $10.1 million for the nine month period ended June 30, 1994 to $354,000 for the nine month period ended June 30, 1995.

It has been the Company's general policy to purchase debt securities (including mortgage-backed securities) with the intent to hold to maturity for purposes of earning interest income and meeting regulatory liquidity requirements. Various factors are considered when determining whether debt securities are classified as either available for sale or held to maturity, including: repricing characteristics, liquidity needs, expected security life, yield and overall asset/liability strategies. Events which may be reasonably

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


anticipated are considered when determining the Company's ability to hold debt securities to maturity. For those debt securities for which the Company has determined it has both the intent and ability to hold to maturity, a classification of held to maturity is made. Other debt securities are classified as available for sale. When a security available for sale is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were $6.2 million of securities sold during the nine month period ended June 30, 1995 compared to $2.8 million for the same period in 1994. Included in the $6.2 million of securities sold is a $4.0 million transaction representing a mortgage-backed security classified as held to maturity prior to sale. The security was sold due to the discovery of a broker error in identifying the security's repricing characteristics when purchased in December 1994. The security's actual repricing characteristics did not match the asset/liability parameters outlined by the Company and, as a result, the security was repurchased by the broker.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at June 30, 1995 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                             Required                            Actual                     Excess
                                -----------------------------------------------------------------------------------------
Tangible Capital                          $ 18,435           1.5%            $ 77,327          6.29%           $ 58,892

Core Capital                                36,871           3.0%              77,327          6.29%             40,456

Risk-based Capital                          45,231           8.0%              80,104         14.17%             34,873

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Strategies employed by Eagle to manage the rate sensitivity of its assets include origination of adjustable rate mortgage and consumer loans and purchase of short-term and adjustable rate investments. Eagle also attempts to reduce the rate sensitivity of its liabilities by emphasizing core deposits, which are less sensitive to changes in interest rates, attracting longer term certificates of deposits when the market permits, and using long term Federal Home Loan Bank advances when such rates are competitive. Management will continue to monitor the impact of its borrowing and lending policies on Eagle Financial's interest rate sensitivity.

During the quarter ended June 30, 1995, Eagle took steps ways to reposition the balance sheet to provide greater flexibility in the event of interest rate fluctuations. Management has a pool of thirty year monthly and bi-weekly fixed rate mortgage loans, totalling approximately $150 million, under consideration for possible securitization into mortgage-backed securities. The securitization process is expected to be completed by mid August. The balance sheet at June 30, 1995 reflects mortgage loans available for sale of approximately $52.5 million which represent commitments to sell mortgage-backed securities. The sales currently committed to will result in a modest gain. Upon securitization, any resultant remaining mortgage-backed securities will be classified as available for sale.

Proceeds from the sales of the securities created will be initially invested in shorter life, adjustable rate investment alternatives. Principally mortgage-backed securities and, to a lesser extent, adjustable rate mortgage loans originated in the Company's market area.

NON-PERFORMING ASSETS - At June 30, 1995, the Company had total non-performing assets of $13.8 million, or 1.11% of total assets, including $11.0 million in non-performing loans and $2.8 million in real estate owned and in-substance foreclosures. The allowance for loan losses totaled $7.7 million or 70% of total non-performing loans at June 30, 1995. Information regarding non-performing assets and other asset quality data for June 30, 1995 and September 30, 1994 is as follows (dollars in thousands):

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



                                                                    June 30, 1995         September 30, 1994
                                                         -----------------------------------------------------

Non-performing loans                                                     $ 11,012                   $  8,009

Real estate owned, net                                                      2,770                      4,310
                                                         -----------------------------------------------------

Non-performing assets                                                    $ 13,782                   $ 12,319
                                                         =====================================================
Restructured loans

   One-to-four family                                                    $ 5,005                          0

   Multi-family                                                              331                          0
                                                         =====================================================
Non-performing assets/total assets                                          1.11%                      1.15%

Non-performing loans/loans receivable                                       1.29%                      0.99%

Allowance for loan losses/non-performing loans                                70%                       104%


The Company's non-performing assets are almost exclusively residential in nature. Assets secured by residential property account for more than 99% of non-performing assets at June 30, 1995.

While total non-performing assets increased by 12% or $1.46 million non-performing loans increased by 38% or $3.00 million. The increase in non-performing loans can be attributed to the continued weak real estate market in Connecticut which has negatively effected property values and demand for rentals, unemployment brought on by job layoffs and the overall weak economy and the inability of some borrowers to maintain payments on adjustable rate mortgages at higher interest rates. Real estate owned has decreased by 36% or $3.08 million as properties have been sold faster than properties have been acquired through foreclosure.

The Company makes every effort to work with borrowers and negotiate an affordable payment schedule. This strategy has been more prevalent in hardshaip cases where rates have adjusted upward one or more times on adjustable rate mortgages. During the year a total of $5.3 million in loans were restructed. The terms of the restructures were primarily reductions in interest rates to a rate approximating the current rate on newly originated one year adjustable rate mortgage loans. The rate reduction is generally in effect for a period of six to twelve months and is then subject to review. Loans secured by one to four family residential properties represents $5.0 million or 95% of the restructured loans of which $3.4 million are owner occupied primary residences. The largest loan is $251,000 and the average balance is $113,000. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

Loans delinquent between 30 and 89 days totaled $5.4 million at June 30, 1995 compared to $4.8 million at September 30, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The following table represents a breakdown of non-performing assets as of June 30, 1995 (dollars in thousands):



                                                                                                Total non-
                                                Non-performing             Real estate          performing              % of
                                                    loans                   owned, net            assets               Total
                                     -------------------------------------------------------------------------------------------
Residential mortgage loans

   One to four family                               $  9,708                 $  2,062             $ 11,770               85.4%

   Multi-family                                           90                      634                  724                5.2%

Building lot loans                                        33                       74                  107                0.8%

Consumer loans                                             0                        0                    0                0.0%

Home equity loans                                      1,181                        0                1,181                8.6%
                                     -------------------------------------------------------------------------------------------

   Total                                            $ 11,012                 $  2,770             $ 13,782              100.0%
                                     ===========================================================================================



The allowance for loan losses declined to $7.7 million at June 30, 1995 from $8.3 million at September 30, 1994 due principally to charge-offs of approximately $1.7 million for the nine month period ended June 30, 1995. The charge-offs in 1995 compare to charge-offs of $1.3 million for the same period in 1994. The increase in charge-offs is evidence of the Company's aggressive stance in dealing with non-performing loan situations and in assessing the collectibility of the asset balances. Provisions for loan losses were $975,000 for the nine months ended June 30, 1995 compared to $900,000 for the nine months ended June 30, 1994. Management monitors the adequacy of the allowances for losses on loans and real estate owned on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly here in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management reviews and grades all adversely classified loans as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrowers ability to pay. Management obtains independent apprasials or estimates of market value on all properties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS
COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
JUNE 30, 1995 AND 1994

GENERAL - Net income increased $0.3 million, or 16%, to $2.5 million for the three months ended June 30, 1995 from $2.2 million in the comparable period in 1994. The increase was primarily due to a $2.4 million increase in net interest income offset by a $200,000 increase in the provision for loan losses and a $1.9 million increase in noninterest expense. Net income for the nine month period ended June 30, 1995 increased compared to the same period in 1994 by $2.6 million, or 46%, to $8.2 million. Net interest income of $30.2 million, an $8.3 million increase above the $21.9 million total for the nine months ended June 30, 1994, fueled the improvement in net income. An increase of $4.7 million in noninterest expense to $18.2 million for the nine months ended June 30, 1995 versus the same period in 1994 partially offset the gain in net interest income. Fully diluted earnings per share were $0.54 and $1.79 for the three and nine month periods ended June 30, 1995, respectively, compared to $0.61 and $1.58 for the similar periods in 1994. Earnings per share in 1995 reflect an increase in average shares outstanding in fiscal 1995 due largely to a secondary stock offering in the first quarter of the year that resulted in the issuance of approximately 862,000 new shares of common stock.

NET INTEREST INCOME - For the three months ended June 30, 1995 net interest income was $10.1 million, an increase of $2.4 million from the $7.7 million generated during the quarter ended June 30, 1994. The increase is attributable to growth in interest earning assets caused by two separate factors; first, the impact of the acquisition of the Bank of Hartford in June, 1994 was fully incorporated in 1995 results, second, the effects of the structured growth strategy which was now in it's third quarter of implemention.

Net interest income totalled $30.2 million for the nine months ended June 30, 1995 compared to $21.9 million for the nine months ended June 30, 1994, a 38% increase. The growth is primarily attibutable to the increase in interest earning assets caused by the Bank of Hartford acquisition and the structured growth. The increase was also impacted by an improved interest rate spread of 3.52% for the nine month period ended June 30, 1995 versus 3.39% for the comparable period in 1994, a 13 basis point increase.

PROVISION FOR LOAN LOSSES - The provision for loan losses totaled $525,000 for the quarter ended June 30, 1995 compared to $300,000 for the quarter ended 1994 and $975,000 for the nine months ended June 30, 1995 versus $900,000 for the comparable nine month period in 1994. Various factors are evaluated by management in determining the level of the provisions for loan losses and the adequacy of the allowance for loan losses. The adequacy of the allowance and related provision is computed quarterly and encompasses a critical review of the loan portfolio. The loan loss allowance at June 30, 1995 was $7.7 million and represented 70% of non-performing loans and 0.90% of total loans receivable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

NONINTEREST INCOME - For the three months ended June 30, 1995 noninterest income increased $238,000, or 29%, to $1,053,000, versus the quarter ended June 30, 1994. The increase was primarily the result of customer service fees created by a larger volume of activity from the inclusion of the accounts acquired in the Bank of Hartford transaction. The Bank of Hartford acquisition was only partially reflected in the three months ended June 30, 1994 as the date of acquisition was June 10, 1994. Noninterest income was $3.0 million for the nine months ended June 30, 1995 compared to $2.2 million for the similar 1994 period, an increase of $797,000, or 35%. The increase, which is largely attributable to the increased fee income resulting from the acquired Bank of Hartford accounts, was partly offset by two events. First, a loss on the sale of securities of $114,000 in the nine months ended June 30, 1995 and, second, a gain from the sale of loans of $119,000 recorded during the nine months ended June 30, 1994.

NONINTEREST EXPENSE - Noninterest expense for the quarter ended June 30, 1995 increased $1.9 million, or 42%, to $6.4 million compared to $4.5 million during the June 30, 1994 quarter. The increase is a result of the impact of the Bank of Hartford acquisition on all expense categories, most notably compensation and benefits, which increased $863,000 or 41%, amortization of intangibles, which increased $301,000 or 298%, and deposit insurance premiums, which increased $205,000 or 51%. The increase in deposit insurance premiums was also unfavorably affected by a temporary increase in the assessment rate, which was determined based on capital levels immediately following the Bank of Hartford acquisition. The temporary assessment rate increase effected only the March 31, 1995 and June 30, 1995 quarters and will be readjusted effective July 1, 1995.

Noninterest expense for the nine months ended June 30, 1995 totaled $18.2 million, a $4.7 million increase over the $13.5 million recorded during the nine months ended June 30, 1994. The majority of the increase in expense can be attributed to the Bank of Hartford acquisition. The amortization of intangibles significally impacted the change in total noninterest expense with an increase of $914,000 from $304,000 for the nine months ended June 30, 1994 to $1,218,000 for the nine months ended June 30, 1995. The increased amortization relates to intangibles recorded as part of the Bank of Hartford acquisition. The net cost of real estate owned operations declined $565,000, or 55%, to $467,000 for the nine months ended June 30, 1995 versus the nine months ended June 30, 1994. The decrease can be attributed to substantially lower loss provisions, lower carrying costs and improved results from the sale of properties.


INCOME TAXES - Income taxes increased $120,000 during the quarter ended June 30, 1995 and $1.7 million during the nine months ended June 30, 1995 principally due to higher pre-tax income when compared to the similar periods in the previous year. The effective tax rates for the three and nine month periods ended June 30, 1995 were 40.7% and 41.3% respectively.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                    PART II


Item 1 - Legal Proceedings
   Not applicable

Item 2 - Changes in Securities
   Not applicable

Item 3 - Defaults upon Senior Securities
   Not applicable

Item 4 - Submission of Matter to a Vote of Security Holders
   Not applicable

Item 5 - Other Information
   Not applicable

Item 6 - Exhibits and Reports on Form 8-K
   Not applicable

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               EAGLE FINANCIAL CORP.



Date:    August 14, 1995       By:   /s/  Mark J. Blum
     -------------------          ---------------------------------------------
                                     Mark J. Blum
                                     Vice President and Chief Financial Officer



Date:    August 14, 1995       By:   /s/  Barbara S. Mills
     -------------------          ---------------------------------------------
                                     Barbara S. Mills
                                     Vice President, Treasurer