Form 10-Q/A
period 1995-06-30
EAGLE FINANCIAL CORP
filed 1995-09-29
CIK 792369

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except for share data, unaudited)

                                                               Three Months Ended       Nine Months Ended
                                                                     June 30,                June 30,
                                                             ---------------------     --------------------
                                                                1995         1994        1995        1994
                                                             --------     --------     --------    --------
Interest income:
  Interest and fees on loans                                 $ 16,643     $ 12,540     $ 48,150    $ 36,834
  Interest on mortgage-backed securities                        2,836          628        6,209       1,357
  Interest on investment securities                             1,446        1,164        4,584       2,530
  Dividends on investment securities                              734          494        1,808       1,354
    Total interest income                                      21,659       14,826       60,751      42,075

Interest expense:
  Interest on deposits                                          9,556        6,649       26,497      19,277
  Interest on Federal Home Loan Bank advances                   1,178          402        2,433         896
  Interest on borrowed money                                      817           34        1,617          36
    Total interest expense                                     11,551        7,085       30,547      20,209

    Net interest income                                        10,108        7,741       30,204      21,866

Provision for loan losses                                         525          300          975         900
    Net interest income after provision for loan losses         9,583        7,441       29,229      20,966

Noninterest income:
  Net loss on sale of securities                                  (10)                    (114)
  Net gain on sale of loans                                                                           (119)
  NOW account service fees                                        501          410        1,486       1,101
  Other customer service fees                                     190          136          525         242
  Other income                                                    372          269        1,149         787
    Total noninterest income                                    1,053          815        3,046       2,249
                                                               10,636        8,256       32,275      23,215
Noninterest expense:
  Compensation, payroll taxes and benefits                      2,957        2,094        8,444       6,391
  Office occupancy                                                672          535        1,969       1,529
  Advertising                                                     238          138          703         425
  Net cost of real estate owned operations (note 4)               243          239          467       1,032
  Federal deposit insurance premiums                              613          408        1,717       1,106
  Service bureau processing fees                                  397          322        1,177         874
  Amortization of intangible assets                               402          101        1,218         304
  Other expense                                                   871          649        2,544       1,834
    Total noninterest expense                                   6,393        4,486       18,239      13,495

    Income before income taxes and cumulative effect of
       accounting changes                                       4,243        3,770       14,036       9,720
Income taxes                                                    1,728        1,608        5,795       4,078

    Income before cumulative effect of accounting changes       2,515        2,162        8,241       5,642
Cumulative effect of accounting changes                            30

    Net income                                               $  2,515     $  2,162     $  8,241    $  5,612

Income per share:
  Primary:
    Income before cumulative effect of accounting changes    $   0.55     $   0.61     $   1.82    $   1.59
    Cumulative effect of accounting changes                                                        $   0.01

    Net income                                               $   0.55     $   0.61     $   1.82    $   1.58

  Fully Diluted:
    Income before cumulative effect of accounting changes    $   0.54     $   0.61     $   1.79    $   1.59
    Cumulative effect of accounting changes                                                        $   0.01

    Net income                                               $   0.54     $   0.61     $   1.79    $   1.58


Average number of shares and equivalent shares:
  Primary                                                   4,588,996    3,563,210    4,528,248   3,541,131
  Fully Diluted                                             4,623,361    3,567,260    4,591,337   3,555,060

Dividends per share                                          $   0.21     $   0.17     $   0.61    $   0.52


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



Date:    September 29, 1995       By:   /s/  Mark J. Blum
     -------------------          ---------------------------------------------
                                     Mark J. Blum
                                     Vice President and Chief Financial Officer



Date:    September 29, 1995       By:   /s/  Barbara S. Mills
     -------------------          ---------------------------------------------
                                     Barbara S. Mills
                                     Vice President, Treasurer