Form 10-K
period 1995-09-30
EAGLE FINANCIAL CORP
filed 1995-12-29
CIK 792369

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                         Commission file number 0-15311

                              EAGLE FINANCIAL CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           06-1194047
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

222 Main Street, Bristol, Connecticut                            06010
-------------------------------------                        -------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (860) 314-6400.

           Securities registered pursuant to Section 12(b) of the Act:

                                (Not applicable)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based upon the closing price of the registrant's common stock as of December 11, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant is $98.8 million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.
             Outstanding at December 11, 1995: 4,476,691 shares.

                      Documents Incorporated By Reference:

Part II:

         Annual report to shareholders for the fiscal year ended September 30, 1995.

Part III:

         Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on January 23, 1996.

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

         Eagle, at September 30, 1995, had total assets of $1.2 billion, net loans receivable of $716.0 million, deposits of $951.8 million and shareholders' equity of $92.5 million. Through Eagle Federal, the Company provides consumer banking services through 23 banking offices in Connecticut, serving the Torrington, Bristol, Danbury and Hartford market regions. As a community oriented savings bank, Eagle Federal focuses on the financial needs of its customers in these local markets, seeking to develop long-term deposit and lending relationships. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

        Eagle's net income has increased each of the previous seven fiscal years from $3.5 million, or $1.06 per share, in fiscal 1989 to $11.0 million, or $2.38 per share, in fiscal 1995. Eagle intends to continue to concentrate on increasing its earnings, maintaining high asset quality, meeting customer needs in its existing local markets and expanding through selected future acquisitions.

        The following table indicates selected ratios for the periods indicated:

                                            For the year ended
                                            September 30,

                                            1995         1994       1993

Return on average assets                    0.95%        0.85%      0.79%
Return on equity (a)                       12.68%       11.99%     10.69%
Dividend payout ratio                       34.5%        32.5%      32.2%
Average equity to average assets ratio (b)  7.51%        7.05%      7.41%

(a) If the effect of the unrealized gains and losses on securities available for sale had been excluded, the return on equity ratio would have been 12.55% for the year ended September 30, 1995.
(b) If the effect of the unrealized gains and losses on securities available for sale had been excluded, the average equity to average assets ratio would have been 7.58% for the year ended September 30, 1995.



        Eagle's principal executive office is located at 222 Main Street, Bristol, Connecticut 06010 and its telephone number is (860) 314-6400.

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

                                                                                   Banking
          Assisted            Deposits     Loans      Intangible     Net Cash      Offices      Acquisition
          Acquisition         Assumed     Acquired      Assets       Received      Acquired         Date

Danbury Federal Savings       $113.7       $86.8         $1.2          $32.8          6        March 13, 1992
and Loan Association          million     million       million       million
("Danbury Federal")
Danbury, CT

Brookfield Bank                $66.5         ---        $561,000       $66.0          1        May 8, 1992
Brookfield, CT                million                                 million

Bank of Hartford               $272.8       $80.8         $11.3        $82.0          6        June 10, 1994
Hartford, CT                  million      million       million     million


        Eagle has pursued acquisitions which complement its existing operations and market area. Each of the assisted acquisitions made by the Bank has had an immediate positive impact on the Company's net income and allowed it to maintain asset quality. By primarily pursuing assisted acquisitions involving the FDIC or the RTC, the Company believes that it has successfully expanded at a reasonable cost and without dilution to shareholder value.

        Eagle's expansion strategy was reflected in its acquisition of the Bank of Hartford, which represented a natural extension of Eagle's existing markets since many residents of Bristol and Torrington commute to the Hartford area. The Hartford market area is contiguous to Eagle's current market areas, and has a higher population density and is generally more affluent than the Bristol and Torrington markets. The Company believes that its expansion into the Hartford market area creates an additional opportunity for loan originations.

         Subsequent to the September 30, 1995 fiscal year end, the Company announced two events that will reshape its geographical branch office structure and allow the Company to focus on its core market area. In October 1995 the Company announced that it has entered into definitive agreements with Fleet Financial Group ("Fleet") and Shawmut Bank Connecticut ("Shawmut") to purchase certain loans and assume all deposits related to four current Shawmut branch offices and one current Fleet branch office in the Hartford market. In December 1995, the Company announced that it had entered into a definitive agreement with Union Savings Bank of Danbury ("Union") to sell the seven branch banking offices in the Danbury market area.

         The Fleet/Shawmut transaction, which is expected to be completed in January 1996 subject to all required approvals and closing conditions, will result in the assumption of approximately $290 million in deposits and the purchase of approximately $50 million in loans. The loans to be purchased are predominately secured by commercial real estate with the remainder being home equity and other consumer loans. Commercial real estate loans represent 80% of the total loans to be purchased. The consideration to be paid to consummate the Fleet/Shawmut transaction approximates a deposit premium of 6.75%. The addition of the five Fleet/Shawmut branch offices will result in the closing of two current Eagle branch offices that overlap the direct market vicinity of two of the branch offices to be acquired. The exact timing of these closings has yet to be finalized .

        Union will assume approximately $181 million of deposits, purchase all branch real property and assume all lease obligations related to the seven offices. The Company is not selling any assets as part of this transaction except for deposit secured loans and checking account credit lines related to the deposits being assumed. Eagle will receive consideration for the deposit liabilities that will result in a gain of approximately $16 million before income taxes. The Company expects the Union transaction to be completed shortly after the completion of the Fleet/Shawmut transaction.

        Business. As a holding company, the business operations of Eagle are conducted through the Bank. The Bank primarily is engaged in the business of accepting deposits from the general public and using such funds in the origination of first mortgage loans for the purchase, refinance or construction of 1-4 family homes. At September 30, 1995, 90.6%, or $654.3 million, of the Bank's $722.0 million total gross loans receivable was secured by real estate. The Bank's real estate loans included $603.7 million of first mortgage loans secured by 1-4 family residential real estate (83.6% of total gross loans receivable) and $50.5 million of multi-family, construction, commercial real estate, and land loans (7.0% of total gross loans receivable). The remaining $67.7 million of loans (9.4% of total gross loans receivable) includes $34.5 million of home equity lines of credit (4.8% of total gross loans receivable) and $21.8 million of second mortgage loans (3.0% of total gross loans receivable) with the remainder of the loans being primarily loans secured by deposits and personal loans. This total also included $592,000 of non-real estate secured commercial loans.

         Eagle has experienced decreased loan originations, with $155.7 million of originations in fiscal 1995, compared to $219.9 million in fiscal 1994. The decline in loan origination activity during fiscal 1995 is due in part to the significant level of refinancings of mortgage loans in reaction to generally low market interest rates which helped to increase the level of activity in fiscal 1994. Although residential mortgage lending will continue to be Eagle Federal's main focus, the Bank is moving forward with its strategy to add diversity to the loan portfolio by originating commercial real estate and small business loans within its primary market area. The Bank started this process in 1995 by hiring several people with experience in commercial loan products and will further expand in this area in 1996. Eagle also intends to increase the emphasis on its multi-family and consumer lending programs. The marketing of these loans will focus on Eagle's existing customer base, customers acquired as part of the Fleet/Shawmut acquisition and new relationships within Eagle's primary market areas. See "Lending Activities - General."

        Based on its lending strategy, Eagle has been able to maintain relatively stable asset quality. Total non-performing assets of Eagle were $12.0 million at September 30, 1993, $12.3 million at September 30, 1994 and $13.6 million at September 30, 1995. At those dates, non-performing assets constituted 1.81%, 1.51% and 1.89%, respectively, of total loans receivable and real estate owned. At September 30, 1995, Eagle's allowance for loan losses totaled $7.5 million, or 67% of total non-performing loans.

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

         Regulation. Eagle, as a unitary thrift holding company, and Eagle Federal, as its wholly-owned subsidiary, are subject to comprehensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as the primary federal regulator of the Bank. The FDIC also has significant regulatory authority over the Bank. The Board of Governors of the Federal Reserve System ("Federal Reserve") has regulatory authority as to certain matters concerning the Bank. Eagle Federal is a member of the Federal Home Loan Bank ("FHLB") System. FHLB advances are a source of funds for the Bank. See "Regulation."

Lending Activities

         General. Eagle traditionally has concentrated its lending activities on the origination and purchase of loans secured by first mortgage liens for the purchase, refinancing or construction of residential real property. At September 30, 1995, mortgage loans, including those secured by 1-4 family residential units, multi-family residential units, commercial real estate and land, aggregated $654.3 million or 90.6% of Eagle's gross loans receivable portfolio. At September 30, 1994 and 1993, such mortgage loans aggregated $751.9 million, or 91.6%, and $614.5 million, or 92.5%, respectively. The remaining loans in Eagle's portfolio consist of consumer, primarily home equity loans, and commercial loans. At September 30, 1995, over 96% of Eagle's loans secured by real estate were secured by property located in Connecticut. Substantially all of the remaining real estate secured loans, on properties outside of Connecticut, were originated prior to 1982.

        At September 30, 1995, the Company's largest loan relationship aggregated $6.3 million. That relationship represents five loans, of which $2.7 million are secured by multi-family properties and $3.6 million are secured by commercial properties. At that date, the next largest lending relationship was $3.0 million, representing four loans, of which $2.8 million are secured by multi-family properties. Each other lending relationship aggregated less than $2.5 million.

         At September 30, 1995, 69.9% of Eagle's net loans receivable portfolio consisted of adjustable-rate mortgage and home equity loans, compared to 57.1% and 59.0% at September 30, 1994 and 1993, respectively.

         In fiscal 1996, Eagle intends to further implement strategies which will put more emphasis on originating commercial real estate and small business loans. This will involve hiring additional personnel with proven experience in commercial real estate loan products. Eagle also intends to put more emphasis on its multi-family and consumer lending programs. By increasing originations of commercial real estate, multi-family and consumer loans, Eagle's goal is to increase the yield on its loan portfolio while offsetting the anticipated decline in 1-4 family residential loan originations. Eagle also anticipates that these loan products generally will be more interest-rate sensitive, with rates typically adjusting monthly, quarterly, or annually.

         At September 30, 1995 commercial real estate loans totaled $15.0 million, consisting of 84 loans with an average balance of $185,000 and secured by a mix of retail and professional office properties. The Bank has progressed in enhancing its commercial lending strategies by hiring individuals with commercial lending experience. Additional personnel will be added in order to manage the commercial portfolio being acquired from Fleet/Shawmut and to continue to grow the Bank's lending base for this type of loan product. At September 30, 1995, the Company had a total of $592,000 of non-real estate commercial loans outstanding.

        At September 30, 1995, consumer loans totaled $67.1 million and multi-family loans totaled $16.7 million. Eagle intends to continue emphasizing home equity lines of credit (51% of consumer loans at September 30, 1995), as well as automobile and personal loans. The increase in multi-family loans is expected to develop from an increase in demand for rental units in Eagle's primary market areas. As to both consumer and multi-family lending, Eagle intends to utilize its existing credit programs and personnel, although multi-family lending personnel will be supplemented by the credit analyst hired for commercial real estate lending.

        The following tables set forth the composition of the total loan portfolio of Eagle, in dollar amounts and in percentages at the dates shown, and a reconciliation of loans receivable, net.

                                                                                      September 30,
                                  -----------------------------------------------------------------
                                         1995                 1994                     1993              1992             1991
                                  ---------------       ---------------         --------------      -----------     --------------
                                  Amount       %        Amount        %         Amount      %       Amount     %    Amount       %
                                  ------      --        ------       --         ------     --       ------     --   ------       --
                                                                                (Dollars in thousands)
Conventional mortgage loans:
  1-4 family units:
   Permanent                    $603,728     83.6%     $704,912     85.8%     $573,165   86.3%     $481,804   83.5% $365,159  85.3%
   Construction                   12,014      1.7         7,103      0.9         5,739    0.9        13,225    2.3     8,380   1.9
  Multi-family units              16,694      2.3        17,513      2.2        18,629    2.8        16,709    2.9    15,453   3.5
  Commercial real estate          15,025      2.1        15,862      1.9        11,268    1.6        11,455    2.0     7,260   1.7
  Land (a)                         6,804      0.9         6,551      0.8         5,735    0.9         4,517    0.8     3,969   0.9
                                 -------      ---       -------      ---         -----    ---         -----    ---     -----   ---
   Total conventional loans      654,265     90.6       751,941     91.6       614,536   92.5       527,710   91.4   400,221  91.5
FHA/VA mortgage loans                  1       --             2       --             3     --             5     --        8     --
                                 -------     ----       -------     ----       -------   ----       -------   ----   ------   ----
   Total mortgage loans          654,266     90.6       751,943     91.6       614,539   92.5       527,715   91.4   400,229  91.5
                                 -------     ----       -------     ----       -------   ----       -------   ----   -------  ----
Commercial loans                     592      0.1            --       --            --     --            --     --        --    --
                                 -------      ---       -------     ----       -------   ----       -------   ----   --------  ---
Consumer loans:
  Secured by deposits              4,283      0.6         3,322      0.4         3,490    0.5         3,485    0.6     2,878   0.7
  Second mortgages                21,751      3.0        21,734      2.6        13,227    2.0        14,297    2.5    14,327   3.3
  Home equity lines of credit     34,510      4.8        38,246      4.7        31,039    4.7        29,006    5.0    18,028   4.1
  Education                           16       --           140      0.1           250    0.1           555    0.1       486   0.1
  Personal                         6,208      0.8         4,147      0.5         1,488    0.2         1,693    0.3     1,064   0.2
  Automobile                         357       --           128       --           174     --           379    0.1       489   0.1
                                  ------      ---        ------      ---        ------    ---        ------    ---    ------   ---
   Total consumer loans           67,125      9.3        69,229      8.4        49,668    7.5        49,415    8.6    37,272   8.5
                                  ------      ---        ------      ---        ------    ---        ------    ---    ------   ---
   Total loans receivable
    (before net items)           721,983      100%      821,172      100%      664.207  100.0%      577,130  100.0   437,501 100.0%
                                 -------      ===       -------      ===       -------  =====       -------  =====   ------- =====
Add (deduct):
  Unearned discounts and
   premiums                          137                    183                      3                    4               5
  Loans in process                    -                       -                   (600)              (3,518)         (2,685)
  Allowance for loan losses       (7,457)                (8,311)                (5,005)              (4,011)         (1,544)
  Deferred loan origination
   fees                           (1,118)                (2,339)                (2,261)              (1,481)           (770)
                                --------               --------                -------             --------         --------
    Total loans receivable      $713,545               $810,705               $656,344             $568,124         $432,507
                                ========               ========               ========             ========         ========
-----------------------------------

     (a) Loans for developed building lots, acquisition and development of land and unimproved land.

         The following table sets forth certain information at September 30, 1995 regarding the dollar amount of loans maturing in Eagle's loan portfolio based on scheduled payments to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                          Due              Due               Due
                                                         Within            1 to              After
                                                        1 Year           5 Years           5 Years            Total
                                                        ------           -------           -------            -----
                                                                              (In thousands)

Commercial real estate loans                       $       167       $       313      $    14,545       $     15,025
Residential construction loans                          12,014               --                --             12,014
Conventional 1-4 family, multi-family and
  land mortgages                                         1,161             2,969          623,097            627,227
Commercial                                                  37               115              440                592
Consumer loans                                             912            13,202           53,011             67,125
                                                        ------            ------          -------            -------
Total                                              $    14,291       $    16,599      $   691,093       $    721,983
                                                        ======            ======          =======            =======

         The following table sets forth as of September 30, 1995 the dollar amount of all loans of Eagle due after one year which have predetermined interest rates and floating or adjustable interest rates.

                           Due 1 to 5 Years       Due After 5 Years                          Total
                           ----------------       -----------------                          -----
                                                   (In thousands)
                                    Floating or                     Floating or                     Floating or
                  Predetermined     Adjustable    Predetermined     Adjustable    Predetermined     Adjustable
                  Rates             Rates         Rates             Rates         Rates             Rates
                  -----             -----         -----             -----         -----             -----
Commercial real
 estate loans      $  117            $  196        $  2,910         $ 11,635        $  3,027         $ 11,831
Conventional 1-4
 family, multi-family
 and land mortgages 2,294               675         258,661          364,436         260,955          365,111
Commercial loans       25                90              --              440              25              530
Consumer loans      5,013             8,189          15,979           37,032          21,992           45,221
                    -----             -----          ------           ------          ------           ------
Total              $7,449            $9,150        $277,550         $413,543        $284,999         $422,693
                   ======            ======        ========         ========        ========         ========

         One- to-Four Family First Mortgage Loans. At September 30, 1995, first mortgage loans (including construction loans) secured by one-to four-family homes comprised 85.3% of Eagle's portfolio, before net items. Management believes that the loan prepayment experience of Eagle has approximated a 12-year average loan life assumption. From time to time Eagle has experienced more rapid loan prepayments, primarily during periods of, and as a result of, a rapid decline in mortgage interest rates.

         Federally chartered institutions, such as Eagle Federal, have substantial flexibility in structuring the terms of mortgage loans to adjust to changes in interest rates. Federal regulations permit mortgage loans to be written for varying maturities and at adjustable and fixed interest rates. See "Lending Activities -- Purchase and Sale of Loans and Loan Servicing."

         Eagle currently offers a variety of adjustable rate loans including, a one-year adjustable rate loan with a limit on the maximum change per interest rate adjustment of 2% and several adjustable loans that have fixed rates for an initial period, from 3 to 10 years, and adjust annually thereafter with a maximum interest rate change of 2% per year. In addition, Eagle's adjustable rate loans have limits on the total interest rate adjustments during the life of the loan ranging from 4.0% to 6.0% depending upon the initial rate and type of the loan. Interest rate adjustments currently are based on changes in the rates on comparable maturity U.S. Treasury securities. There are no prepayment penalties for any of these adjustable rate loans. Origination fees ranging from no fees to 2% of the loan amount are charged on such loans.

         Although adjustable rate mortgage loans allow Eagle to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest-sensitivity is limited by the interest-rate "caps" contained in adjustable-rate loans. The terms of such loans may also increase the likelihood of delinquencies in periods of high interest rates, particularly if such loans are originated at discounted interest rates. Under regulations adopted by the Federal Reserve, although no specific interest rate limit is set, lenders are required to impose interest-rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments.

         The rates offered on adjustable rate mortgage loans are set at levels that are intended to be competitive in the market areas served by Eagle and to produce a yield that provides an acceptable first-year profit margin over the cost of funds. Eagle from time to time offers mortgage loans at an initial, discounted interest rate (i.e., a rate which is less than the then-current index plus margin) until the first loan repricing period, at which time the interest rate generally is adjusted to equal the index plus margin. Eagle generally qualifies the borrower at the rate which would be in effect after one year, assuming the maximum upward adjustment. At September 30, 1993, Eagle did not have residential mortgage loans with balloon payments or any negative amortization or equity participation loans in its portfolio.

         Most of the fixed rate mortgage loans originated by Eagle include a "due-on-sale" clause, which is a provision giving Eagle the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Due- on-sale clauses are an important means of increasing the rate on existing fixed rate mortgage loans during periods of rising interest rates, and Eagle actively enforces such clauses.

         Multi-Family Residential and Commercial Mortgage Loans. Eagle also makes loans secured by mortgages on multi-family residential and commercial properties. At September 30, 1995, these loans totalled $31.7 million or 4.4% of the total loan portfolio, before net items. Multi-family residential loans generally are originated on a one-year, adjustable rate basis. Commercial real estate loans, secured by properties such as office buildings, are generally one-year or three-year adjustable rate loans, and the interest rates and fees are often negotiated with the borrower.

         Loans secured by commercial and multi-family residential properties can involve greater risks than single-family residential mortgage lending. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy generally than is the case with one- to four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. Eagle seeks to limit these risks in a variety of ways, including, among others, limiting the size of its commercial and multi-family real estate loans, generally requiring a personal guaranty from the borrower, limiting such loans to a lower maximum loan-to-value ratio and generally lending on the security of property located within its market areas. At September 30, 1995, multi-family residential and commercial real estate loans comprised 2.3% and 2.1%, respectively, of the total loan portfolio, before net items, compared to 2.2% and 1.9%, respectively, at September 30, 1994.

         Construction Loans. Eagle makes construction loans to individuals and, to a lesser extent, to professional builders who wish to construct one-to-four family residential properties, either as a primary residence or for investment or resale. The construction loans made by Eagle are typically construction/permanent loans that automatically convert to a permanent first mortgage loan at the end of the construction phase. At September 30, 1995, construction loans totalled $12.0 million or 1.7% of the total mortgage loan portfolio of Eagle, before net items, compared to $7.1 million or 0.9% at September 30, 1994.

         Consumer Loans. At September 30, 1995, the consumer loan portfolio of Eagle included loans secured by deposit accounts, home equity lines of credit, second mortgages, education, personal and automobile loans and totaled $67.1 million or 9.3% of the total loan portfolio of Eagle before net items. The home equity loans and home improvement loans are secured by the equity in a borrower's home.

         Loan Originations. Loan originations come from a number of sources. Residential loan originations are attributable to walk-in customers, referrals from real estate brokers and builders', loan originators, as well as independent mortgage brokers in Connecticut.

         Eagle's adjustable rate mortgage loans are secured by property located primarily in Connecticut and are serviced by Eagle Federal. Multi-family and commercial real estate loan originations are currently obtained primarily from direct contacts with Eagle. Eagle seeks to attract consumer loans by direct advertising and solicitation of its customers. Loan originations (excluding purchased loans and participations) were $155.7 million for the year ended September 30, 1995 compared to $219.9 million in fiscal 1994. Loan originations decreased during 1995 as the high level of refinanced loan activity prompted by the low interest rate market was not sustained during 1995 as it was during 1994. Approximately 67%, or $43.1 million, of the decline can be attributed to fixed rate mortgage loan originations. The decline in adjustable rate mortgage loans originations of $20.8 million was mitigated by the introduction of a new loan product which has a fixed rate of interest for a ten year period then adjusts annually. This 10-1 adjustable rate loan accounted for $13.9 million of fiscal 1995 originations. Construction loan originations have increased substantially during the last two years reaching $27.1 million for the year ended September 30, 1995 compared to $19.7 million and $3.1 million for the years ended September 30, 1994 and 1993, respectively. The increase can be attributed to more favorable loan terms on construction loans compared to other financial institutions in addition to strong referral activity from independent brokers.

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

         Eagle issues 30 to 90-day commitments to prospective borrowers to make loans subject to various conditions. Loan commitments generally are issued for long-term loans to finance residential properties and for construction and combined construction/permanent loans secured by multi-family residential and commercial properties. With respect to adjustable rate, single-family residential loans, it is the practice of Eagle to make commitments to lend at the rate of interest and the loan origination fee quoted to the borrower at the time of application. The proportion of the total amount of commitments derived from any particular category of loan varies from time to time and depends on market conditions. At September 30, 1995 and 1994, loan commitments of $49.4 million and $46.0 million, respectively, were outstanding. These amounts include approximately $23.5 million and $24.9 million, respectively, in unadvanced home equity credit lines.

         Eagle encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like Eagle Federal, since environmental contamination may render the security property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), appraisals for single-family homes on which Eagle Federal lends include comment on environmental influences and conditions. Eagle attempts to control its exposure to environmental risks with respect to loans secured by larger properties by training its underwriters to recognize the signs of environmental problems when they inspect properties; by requiring borrowers to represent and warrant that properties securing loans do not contain hazardous waste, asbestos or other such substances; by requiring borrowers to indemnify the lending bank, with personal recourse, against environmental losses; by obtaining environmental reviews and tests on all loans secured by nonresidential properties. No assurance can be given, however, that the value of properties securing loans in Eagle's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase Eagle's exposure to liability for environmental cleanup.

         Purchase and Sale of Loans and Loan Servicing. Because available funds may from time to time exceed local loan demand, Eagle purchases mortgage loans and loan participations secured primarily by one-to four family residential properties throughout the United States although loan purchases in recent years have been minimal. The purchase of loans reduces certain administrative costs related to originating and servicing loans, and the purchase of adjustable rate loans has increased the interest sensitivity of the loan portfolio of Eagle. In fiscal 1994, Eagle Federal acquired from The Bank of Hartford, $80.8 million of loans (substantially all of which were 1-4 family first mortgage and home equity loans) and an additional $3.5 million allowance for loan losses was recorded in connection with such loans. Additionally, there were $2.5 million of loans purchased in fiscal 1994 and no loans purchased in fiscal 1993. Eagle purchased $130,000 of loans in 1995. At September 30, 1995, $27.9 million, or 3.9% of total loans receivable, before net items, consisted of purchased loans and loan participations, compared to 3.6% at September 30, 1994 and 5.3% at September 30, 1993.

         There can be significant risks associated with the purchase of loans secured by properties located outside a savings institution's local lending territory. The purchaser may be unfamiliar with the local economy in the area where the security properties are located and is generally dependent on the loan seller to service the loan and deal with delinquencies and foreclosures. In order to reduce the risks associated with purchased loans, Eagle employs a variety of criteria in evaluating the possible purchases of loans. Under such criteria, Eagle seeks to purchase loans: (i) in diverse geographic areas; (ii) secured by one-to-four family, owner-occupied residences; and (iii) generally in accordance with underwriting standards set by FNMA and . Each loan proposed for purchase is generally reviewed to determine whether the loan complies with underwriting practices, and a physical inspection of properties is made where management believes such inspection is warranted. In addition, loans are generally purchased from many different sellers, including other savings institutions and mortgage companies.

         In recent years, Eagle generally has discontinued its practice of purchasing real estate development loans and participations. A limited amount of loans of this type were purchased in 1984, and at September 30, 1994 real estate owned included no property resulting from these out-of-state real estate development loan purchases. Of the $24.5 million of purchased loans and loan participations in Eagle's loan portfolio at September 30, 1995, approximately
$21.5 million or 87.8% were secured by one- to-four family residential properties. As of September 30, 1995, $24.5 million, or 3.4%, of Eagle's total loan portfolio was serviced by others.

         In addition to servicing its own loans, Eagle services loans owned by others, which loans had a balance at September 30, 1995 and 1994 of $234.8 million and $95.1 million, respectively. The increase in loans serviced for others resulted from the securitization of loans during fiscal 1995. Servicing fees have not historically been a significant source of income for Eagle but will become an area of focus for increasing revenue in the future.

         While Eagle has not sold a significant amount of loans in recent years, the Company sold $10.0 million of residential, fixed rate mortgage loans to the FHLMC in fiscal 1994. During fiscal 1995, the Company completed the securitization of $154.2 million of fixed rate loans into FHLMC mortgage-backed securities and subsequently sold $95 million of the securities. This securitization and sale allowed the Company to eliminate a portion of the long-term interest rate risk inherent in the balance sheet by replacing fixed rate assets with adjustable rate assets.

         The table below shows Eagle's mortgage loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                                  Year Ended September 30,
                                                                            1995            1994           1993
                                                                                       (In thousands)
Mortgage loan originations and purchases:
   Loans originated:
    Permanent:
    1-4 family units                                                     $    84,901     $  138,779     $152,292
    Multi-family units                                                           729            316        4,293
    Non-residential                                                              643             --        2,299
    Land                                                                       2,502          2,836        1,903
                                                                              ------        -------      -------
     Total permanent loans                                                    88,775        141,931      160,787
                                                                              ------        -------      -------
   Refinancing *                                                              23,806         42,705       29,189
                                                                              ------        -------      -------
   Construction:
    1-4 family units                                                          27,086         19,166        3,068
    Non-residential                                                               --            500           --
                                                                              ------        -------      -------
     Total construction loans                                                 27,086         19,666        3,068
                                                                              ------        -------      -------
     Total mortgage loans originated                                         139,667        204,302      193,044
                                                                             -------        -------      -------
  Loans purchased:
   Participations                                                                130          2,507           --
   Whole loans                                                                    --          -----           --
   Loans purchased through acquisition                                            --         60,180           --
                                                                              ------        -------      -------
     Total loans purchased                                                       130         62,687           --
                                                                              ------        -------      -------

     Total mortgage loans originated and purchased                           139,797        266,989      193,044
                                                                             -------        -------      -------
Mortgage loans sold, securitized and principal reductions:
   Loans sold                                                                     --         10,009           --
   Loans securitized                                                         154,194             --           --
 Principal reductions                                                         83,280        113,240       98,507
                                                                              ------        -------      -------
     Total mortgage loans sold, securitized and principal reductions         237,474        123,249       98,507
                                                                              ------        -------      -------
Increase (decrease) in mortgage loans receivable (before net items)      $   (97,677)    $  143,740     $ 94,537
                                                                              ======        =======       ======
-----------------------

* Consists of loans originated in connection with the refinancing of existing loans from Eagle. The corresponding pay-off of the original loan is included in the table under "principal reductions."

         Consumer Loan Activities. The following table shows consumer loan originations and principal reductions of Eagle for the periods indicated.

                                                           Year Ended September 30,
                                                          ------------------------
                                                    1995            1994       1993
                                                    ----            ----       ----
                                                               (In thousands)
  Loan originations:
   Secured by deposits                            $ 3,599        $ 2,219     $2,655
   Home improvement                                   283            236        113
   Home equity                                      9,824         11,510     12,472
   Education                                           --              6        182
   Automobile and personal                          2,351          1,631      1,435
                                                   ------         ------     ------
    Total originations                             16,057         15,602     16,857
  Loans purchased through acquisition                  --         20,596         --
                                                   ------         ------     ------
    Total loans originated and purchased           16,057         36,198     16,857
                                                   ------         ------     ------
Loan principal reductions:
   Secured by deposits                              2,638          2,387      2,650
   Home improvement                                   201            180        122
   Home equity                                     13,543         11,653     11,500
   Education*                                         124            116        487
   Automobile and personal                          1,435          2,301      1,845
                                                   ------         ------     ------
    Total principal reductions                     17,941         16,637     16,604
                                                   ------         ------     ------
  Increase (decrease) in consumer loans           $(1,884)       $19,561     $  253
                                                 =======        =======     =======
-----------------------

* Includes loans sold of $152,000 in fiscal 1995, $1,087,000 in fiscal 1994 and $698,000 in fiscal 1993.

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

         Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan's yield. This amount is generally amortized over the contractual life of the related loans. At September 30, 1995, Eagle had deferred net loan fees of $1.1 million.

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

Non-performing Assets

         All loans generally are placed on a non-accrual basis when a loan is contractually delinquent for more than three complete calendar months, when full collection is in doubt or when legal action has been instituted. Management may elect to continue the accrual of interest when the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.

         At September 30, 1995, the Company's total non-performing assets, including non-performing (or non-accrual) loans and real estate owned, was $13.6 million or 1.10% of total assets. This compares to non-performing assets of $12.3 million, or 1.15% of total assets, at September 30, 1994 and $12.0 million, or 1.51% of total assets, at September 30, 1993. Despite a modest increase as of September 30, 1995, non-performing assets have remained relatively stable over the past two years. This is a reflection of the sluggishness of Connecticut's economy which continues to struggle in recovering from the prior recessionary cycle.

         The  following   table  sets  forth   information   regarding   Eagle's
non-performing assets at the dates indicated.


                                                                   At September 30,
                                                  ------------------------------------------------
                                                  1995       1994        1993      1992       1991
                                                  ----       ----        ----      ----       ----
                                                                   (In thousands)
  Loans accounted for on a non-accrual basis:
   Mortgage loans:
     Residential                                $ 9,419    $ 6,596    $ 5,407    $ 2,801    $ 4,997
     Multi-family and commercial                    597        169        196        513         --
   Home equity lines of credit                    1,094      1,227        871        633        673
     and second mortgages
    Consumer loans                                   20         17         18         49         20
   Real estate owned                              2,439      4,310      5,471      6,403      3,811
                                                -------    -------    -------    -------    -------
    Total                                       $13,569    $12,319    $11,963    $10,399    $ 9,501
                                                =======    =======    =======    =======    =======
Restructured loans                              $ 2,653    $    --    $    --    $    --    $    --
                                                =======    =======    =======    =======    =======
Non-performing assets to loans
  receivable, net and real estate owned            1.89%      1.51%      1.81%      1.81%      2.18%
Non-performing assets to total assets              1.10%      1.15%      1.51%      1.38%      1.81%
Net charge-offs to average loans
   receivable, net (for the period)                0.28%      0.20%      0.11%      0.19%      0.14%

        Non-performing loans increased $3.1 million, or 38%, from September 30, 1994 to September 30, 1995. This increase is primarily attributable to the overall weakness in the Connecticut economy which continues to affect borrowers' ability to repay their debt. Of the total $11.1 million of non-performing loans, $1.3 million of these loans are less than 90 days past due and represent loan relationships that have had their original loans restructured. However, due to various factors including the terms of the restructure, the borrowers current or past financial position or the borrowers performance history, management does not consider it appropriate to return these loans to accrual status. There were no such loans included in the non-performing loan totals at September 30, 1994 and 1993.

        In consideration of the increase in non-performing loans, management expects a number of the non-performing loans to become real estate owned. The overall level of real estate owned will depend on the number of loans which can be resolved prior to foreclosure and the ability of Eagle to sell properties which it owns. The Company strives to aggressively market properties and has been able to decrease the level of real estate owned during the past three fiscal years.

        With respect to mortgage loans, when a borrower fails to make a required payment by the 15th day after payment is due, Eagle attempts to cause the deficiency to be cured by corresponding with the borrower. If the deficiency continues, Eagle corresponds further with the borrower and through telephone calls and letters, attempts to determine the reason for and cure the delinquency. If the deficiency cannot be cured, Eagle generally institutes appropriate legal action through an approved collection attorney. Real estate acquired through foreclosure or by deed in lieu of foreclosure is placed on the books at the lower of the carrying value of the loan or the fair market value of the real estate based upon a current appraisal, less selling costs. Any reduction below the value previously recorded on the books is charged against income or against a valuation reserve. Any loss in excess of the reserve is charged against income. With respect to consumer loans, the borrower receives correspondence from Eagle after the loan is 10 to 15 days past due. If it appears, after further communications with the borrower, that the delinquency cannot be cured, legal action is instituted. These procedures may be accelerated further in certain cases, such as chronic delinquencies or unsecured loans.

        In addition to non-performing loans, the Company has $2.7 million of loans at September 30, 1995 which were classified as restructured loans. Restructured loans are the result of loan modifications with borrowers that meet the following criteria; loan terms, particularly interest rate, that are consistent with those terms on newly originated loans, standard underwriting criteria such as income guidelines and loan-to-value ratios and consistent, on-time, monthly payments. Based on the borrowers meeting the above criteria, management considers it appropriate to continue the accrual of interest on these loans. The majority of these borrowers have had short-term financial difficulties and do not represent chronically delinquent or slow-paying customers.

         The Company's non-performing assets are predominately residential in nature with $12.4 million secured by one-to-four family residential properties, including $1.1 million of non-performing home equity loans, and $1.2 million secured by multi-family or commercial real estate.

Allowance for Loan Losses

At September 30, 1995, Eagle's allowance for loan losses totaled $7.5 million, compared to $8.3 million at September 30, 1994, and $5.0 million at September 30, 1993. Eagle added $1.5 million in provisions for loan losses to the allowance during fiscal 1995 compared to provisions of $1.2 million and $1.7 million during the years ended September 30, 1994 and 1993, respectively.

        The following is a summary of activity in the allowance for loan losses for the periods indicated.

                                                                  Year Ended September 30,
                                                1995           1994           1993            1992             1991
                                                ----           ----           ----            ----             ----
                                                                    (Dollars in thousands)

  Balance at beginning of period              $8,311          5,005      $   4,011       $   1,544        $    484

 Charge-offs:
   1-4 family mortgage loans                  (1,729)        (1,033)           (271)          (891)           (502)
   Multi-family, commercial real estate
   and land loans                               (381)          (405)           (521)          (249)            (70)
   Consumer loans                               (366)           (68)           (166)           (10)            (49)
                                              ------          -----            ----          -----            ----
                                              (2,476)        (1,506)           (958)        (1,150)           (621)
                                              ------          -----            ----          -----            ----
Recoveries:
   1-4 family mortgage loans                      92            107             224            192              23
   Multi-family, commercial real estate
   and land loans                                 29              3               7             17               6
   Consumer loans                                  1              2              13              3              --
                                              ------         ------            ----          -----            ----
                                                 122            112             244            212              29
                                              ------         ------            ----          -----            ----
   Net charge-offs                            (2,354)        (1,394)           (714)          (938)           (592)
Allowance acquired through purchase               --          3,500              --          1,759              --
Provision for loan losses                      1,500          1,200           1,708          1,646           1,652
                                              ------         ------           -----          -----           -----
Balance at end of period                      $7,457          8,311       $   5,005      $   4,011        $  1,544
                                             =======         ======       =========      =========        =========
Ratio of net charge-offs to average
  loans outstanding, net                       0.28%           0.20%          0.11%           0.19%           0.14%

A general reserve has been established for commercial real estate mortgage loans, residential mortgage and consumer loans. At September 30, 1995, Eagle had $7.5 million in loan loss reserves established for commercial real estate mortgage loans, residential mortgage and consumer loans. This reserve is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance at a particular time is based on an evaluation of the portfolio, past loan loss experience, then-current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

         Management monitors the adequacy of the allowance for loan losses and periodically makes additions in the form of provisions for loan losses based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current market and economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. The additional $3.5 million and $1.8 million of allowance for loan losses that were recorded as part of The Bank of Hartford and Danbury Federal transactions, respectively, were based on management's evaluation of the loans acquired in these transactions. Such evaluation included an analysis of the loss on all delinquent loans as well as the risk of the remaining 1-4 family and consumer loans acquired. The additional allowances were accounted for as an adjustment to the premium paid by Eagle in The Bank of Hartford and Danbury Federal transactions.

         The following table presents an allocation of Eagle's allowance for loan losses by loan category and presents the percent of each loan category to the total loan portfolio at the dates indicated.

                                                           At September 30,
                                           1995       1994      1993          1992      1991
                                           ----       ----      ----          ----      ----
                                                            (In thousands)
Balance at end of period applicable to:
 1-4 family mortgage loans                $5,581    $6,231    $4,234        $3,438     $  885
                                            85.3%     86.7%     87.2%         85.8%       87.2%
 Multi-family, commercial real estate
  and land loans                             927       803       492           319        399
                                             5.3%      4.9%      5.3%          5.7%       6.1%
  Consumer loans                             890     1,277       279           254        260
                                             9.3%      8.4%      7.5%          8.6%       8.5%
  Commercial Loans                            59        --        --            --         --
                                             0.1%       --        --            --         --
                                            ----       ---       ---           ---        ---
  Total allowance for loan losses         $7,457    $8,311    $5,005        $4,011     $1,544
                                           =====     =====     =====         =====      =====

         The ratio of allowance for loan losses to non-performing loans was 67%, 104% and 77% at September 30, 1995, 1994 and 1993, respectively. This coverage ratio will vary from time to time based upon the composition of, and management's analysis of the risk elements in the loan portfolio, as well as the composition of problem loans. The allowance for loan losses is not based on a percentage of non-performing loans, but on the total portfolio classified by risk group plus estimated losses on individual problem loans. A factor that contributed to the decrease in the ratio of allowance for loan losses to non-performing loans was the increase in net loan charge-offs during fiscal 1995 versus prior periods. The increased charge-offs related to the loans acquired in the Bank of Hartford transaction for which reserves had been established upon acquisition in 1994.

         The following table sets forth the amount of accruing loans delinquent 60-89 days, the amount of non-accrual loans, the balance of the Company's allowance for loan losses and the coverage ratio of the allowance to the total of such loans at the dates indicated. See "-Non-performing Assets" above for definition of non-accrual loans.

                                                        At September 30,
                                                1995         1994         1993
                                                ----         ----         ----
                                                        (In thousands)

Accruing loans delinquent 60-89 days        $   1,211     $  1,480     $ 2,412
Non-accrual loans                              11,130        8,009       6,492
                                               ------        -----       -----
     Total                                  $  12,341     $  9,489     $ 8,904
                                               ======        =====       =====
Allowance for loan losses                   $  7,457      $  8,311     $ 5,005
Coverage ratio                                  60.4%         87.6%       56.2%

         Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination. The OTS completed a regularly scheduled examination of the Bank during 1995 and no changes to the allowance for loan losses were required at that time.

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

         The Company's total holdings of mortgage-backed and investment securities increased to $412.1 million at September 30, 1995 from $182.9 million at September 30, 1994. The increase is due to the purchase of $125.3 million of mortgage-backed securities and collateralized mortgage obligations funded by FHLB advances and reverse repurchase agreements pursuant to the implementation of a growth strategy in addition to the securitization of approximately $154.2 million of fixed-rate loans into mortgage-backed securities. Of the total securitized, $95 million were sold in fiscal 1995 and reinvested in adjustable rate securities. The remainder of the securities are held in portfolio at September 30, 1995, and classified as available for sale.

         The Company's security portfolio at September 30, 1995 was comprised primarily of mortgage-backed securities and collateralized mortgage obligations. Mortgage-backed securities are investments secured by pools of fixed rate or adjustable rate mortgage loans. Mortgage-backed securities represent $302.5 million, or 73.4%, of the total security portfolio with $182.8 million secured by pools of adjustable rate mortgage loans and $119.7 million secured by pools of fixed rate loans. The fixed rate amount decreased by $58.8 million in October 1995 due to the sale of the remaining securities created from the securitization of a portion of the Bank's fixed rate mortgage loan portfolio. The payments of interest and principal on such loans are passed through to the securities holders after deducting a servicing fee. The collateralized mortgage obligation portion of the investment portfolio, 12.9% of the total, contains no derivative investment securities such as interest only tranches, principal only tranches or strips. The mortgage-backed securities and collateralized mortgage obligations held by Eagle are subject to interest rate and prepayment risks customarily associated with such securities. The weighted average life of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities of the underlying mortgages, depending upon the rate of prepayments. Borrowers on the underlying mortgages may have the right to prepay their loans with or without prepayment penalties. In a declining interest rate environment, more borrowers than would otherwise be anticipated may prepay their loans in order to refinance the loans at lower rates. As a result, the actual yield on mortgage-backed securities may be less than the expected yields based upon prepayment experience.

         At September 30, 1995, the following details investments in any issuer where the aggregate book value exceeded 10% of Eagle's shareholders' equity.

                                   Aggregate               Aggregate
                                   Book Value             Market Value
                                  -----------             ------------
                                             (In thousands)

        FHLMC                      $229,227                $232,066
        FNMA                         90,878                  90,836
                                   --------                --------
                                   $320,105                $322,902
                                   ========                ========

         The   following   table   sets   forth  the   composition   of  Eagle's
mortgage-backed and investment portfolio at the dates indicated.

                                                                   At September 30,
                                            1995                        1994                        1993
                                  Carrying       % of         Carrying        % of         Carrying       % of
                                    Value      Portfolio        Value       Portfolio        Value      Portfolio
                                    -----      ---------        -----       ---------        -----      ---------
                                                              (Dollars in thousands)
Investment Securities
  U.S. Treasury securities       $   6,325         1.5%       $  12,834        7.0%       $  4,098         4.6%
  U.S. government agencies
    and corporations                22,001         5.4           14,018        7.7           8,993        10.2
  Collateralized mortgage
    obligations                     53,323        12.9           47,357       25.9          23,223        26.3
  Other bonds and notes             13,001         3.2           23,040       12.6          10,566        11.9
  Mutual fund and marketable
   equity securities,               14,965         3.6           16,936        9.3          15,599        17.7
   Mortgage-backed securities:     302,462        73.4            68,70       37.5          25,953        29.3
                                   -------                       ------       ----          ------        ----
   Total carrying value of
     portfolio                   $ 412,077         100%        $182,891        100%        $88,432       100.0%
                                   =======         ====         =======        ===          ======       =====
   Total market value of
     portfolio                   $ 413,282                     $179,388                    $90,303
                                   =======                      =======                     ======

         The following table sets forth the contractual maturities of Eagle's mortgage-backed and investment securities at September 30, 1995 and the weighted average yields of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are presented in accordance with date of final maturity without consideration of schedule amortization or anticipated prepayments.

                                Within One Year  Within Five Years  Within 10 Years     After 10 Years      Total
                                ---------------  ---------------    ---------------     --------------      -----
                                       Weighted        Weighted               Weighted           Weighted            Weighted
                                       Average          Average                Average           Average              Average
                                Amount  Yield   Amount   Yield     Amount      Yield    Amount    Yield     Amount    Yield
                                ------  -----   ------   -----     ------      -----    ------    -----     ------    -----

                                                                  (Dollars in thousands)
U.S. Treasury securities       $5,008   6.20%   $1,317   6.20%    $    --        -- %   $   --       -- %  $  6,325     6.20%
U.S. government agencies
and corporations                6,016   6.35     5,988   6.40       9,997      7.12         --       --      22,001     6.71
Collateralized mortgage
 obligations                       --     --     2.883   6.02          --        --     50,440     6.71      53,323     6.67
Other bonds and notes             627   8.37     6,022   5.99         891      7.89      5,461     5.44      13,001     6.00
Mutual fund and  marketable
 equity securities                 --     --        --     --          --        --         --       --          --       --
Mortgage-backed  securities        --     --     6,735   6.44      10,673      7.63    285,054     7.46     302,462     7.45
                               ------   ----    ------   ----      ------      ----    -------     ----     -------     ----
  Total                       $11,651   6.39%  $22,945   6.25%    $21,561      7.40%  $340,955     7.32%   $397,112     7.23%
                               ======   ====    ======   ====      ======      ====    =======     ====     =======     ====

Sources of Funds

  General. Deposits are the primary source of funds for use in the lending and investment activities of Eagle. In addition, funds are derived from loan payments (including interest, scheduled amortization of principal and prepayments), earnings on investments, amortization of investments and mortgage-backed securities, maturing investments and FHL Bank advances. Historically, Eagle has not relied on sales of loans and investment securities as sources of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing interest rates on alternative products and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or on a longer term basis to support expanded lending or investing activities.

  Deposits increased slightly to $951.2 million at September 30, 1995 from $948.8 million at September 30, 1994, an increase of $2.4 million or .25%. Total borrowings increased by $115.9 million to $155.5 million at September 30, 1995. This increase reflects the use of this source of funds to match the purchase of adjustable rate investment and mortgage-backed securities during fiscal 1995.

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

  The deregulation of various federal controls on insured deposits has allowed Eagle to be more competitive in the acquisition and retention of funds, but has also resulted in a more volatile cost of funds. Federal regulations no longer require Eagle to impose interest penalties for early withdrawal of deposits. However, to assist in maintaining the maturity and cost structure of their deposits, Eagle continues to impose such penalties. The deposit accounts offered by Eagle are reviewed on a systematic basis in order to determine whether such accounts continue to meet asset liability management goals. Eagle attempts to control the flow of funds in its deposit accounts according to the need for funds and the cost of alternative sources of funds. The flow of funds is controlled primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in the market area. Interest rates paid by Eagle generally are competitive with the rates offered by other institutions in its primary market areas. The net deposit outflow, before interest credited, that occurred in fiscal 1995 is attributed to run-off of deposits assumed from the Bank of Hartford and is consistent with that experienced from previous acquisitions. Eagle has maintained a strong liquidity position and has generally maintained its deposit base, but has not actively competed for deposits when funds were available from other sources or when its existing funds were sufficient to meet its liquidity needs.

  The following table describes the deposit accounts offered by Eagle at September 30, 1995.

                                                   Minimum        Interest
                       Type or Minimum Term        Deposit          Rate
                      --------------------         -------         -----
         Passbook                               $    10            2.00%
         NOW                                        500             .50
         Money market accounts                    1,000            2.50

         Market-rate certificates:
           91 day                                   500            3.44
           Six months                               500            4.90
           One year                                 500            5.37
           Two years                                500            5.65
           Three years                              500            5.75
           Five years                               500            5.98

         IRA certificates:
           1-1/2 year (variable rate)                50            4.90
           1-1/2 year (fixed rate)                  500            5.46
           Five years (fixed rate)                  500            5.75

         Eagle prices its deposits to take advantage of opportunities for profitable investment of the funds through regular lending activities, and to a lesser amount to encourage deposits in longer term accounts. Interest rates are primarily based on prevailing market conditions, the need for funds and ability to pay.

         The following table sets forth the deposit flows for Eagle during the periods indicated.

                                                 Year Ended September 30,
                                           1995            1994          1993
                                                     (In thousands)

Deposits acquired through acquisitions   $     --      $  272,752         8,198
  Deposits                               1,893,451      1,455,747     1,416,543
  Withdrawals                            1,932,822      1,513,532     1,424,188
  Net cash inflow (outflow)                (39,371)       214,967           553
  Interest credited                         36,449         27,648        27,960

Net increase in deposits                 $   2,922     $  242,615   $    28,513


         The following table provides detail regarding the Bank's deposit accounts for the periods indicated.

                                                 Year Ended September 30,
                                           1995                1994                 1993
                                    Average   Average    Average   Average   Average    Average
                                    Amount     Rate       Amount    Rate      Amount     Rate
                                                          (In thousands)

  Demand accounts                 $ 99,266      .72      $ 79,635     .98   $ 61,910      1.70
  Passbook accounts                151,170     1.98       134,731    2.20    111,238      2.90
  Money market accounts            129,260     2.67       144,478    2.72    139,318      3.11
  Certificate accounts             566,675     5.19       433,989    4.60    387,537      4.99


         The following table sets forth the deposit accounts of Eagle in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                      At September 30,
                                                   1995                         1994                           1993
                                         Weighted              % of     Weighed               % of     Weighted              % of
                                         average               total    average               total     average              total
                                          rate        Amount  deposits   rate      Amount    deposits    rate     Amount   deposits
         (Dollars in thousands)
          Balance by account type:
           Non-interest bearing           0.00%   $   27,913    2.9%     0.00%   $  22,101     2.3%     0.00%    $ 12,999     1.8%
           Passbook accounts              1.99       143,271   15.1      1.99      162,344    17.1      2.50      117,847    16.7
           NOW accounts                   1.04        80,625    8.5      1.05       76,111     8.0      1.25       52,768     7.5
           Money market accounts          2.71       104,428   11.0      2.67      151,290    16.0      2.90      135,413    19.2
                                                     -------   ----                -------    ----                -------    ----
                                                     356,237   37.5                411,846    43.4                319,027    45.2
                                                     -------   ----                -------    ----                -------    ----
          Certificate accounts with
           original maturities of:
          Six months or less              4.64        57,383    6.0      3.27      107,722    11.4      3.50       82,890    11.7
          Over six months to
           one year                       5.69       178,098   18.7      3.77      110,928    11.7      3.62       79,396    11.2
          Over one year to
           two years                      5.57       145,895   15.3      4.37      113,970    12.0      4.75       78,086    11.1
          Over two years                  6.09       214,138   22.5      5.85      204,363    21.5      6.22      146,815    20.8
                                                     -------   ----                -------    ----                -------    ----
                                                     595,514   62.5                536,983    56.6                387,187    54.8
                                                     -------   ----                -------    ----                -------    ----
                                                  $  951,751  100.0%             $ 948,829   100.0%            $  706,214   100.0%
                                                     =======  =====                =======   =====                =======   =====

         The following table presents, by various interest rate categories, the amounts of certificate accounts at Eagle as of the dates indicated.

                                                     At September 30,
                                                     ---------------
                                                     1995       1994
                                                     ----       ----
                                                      In thousands)

Less than 4.01%                                   $ 11,484   $228,638
4.01 - 6.00%                                       369,885    253,076
6.01-10.00%                                        214,145     55,629
                                                   -------    -------
                                                  $595,514   $536,983
                                                   =======    =======
         The following table sets forth the amount and remaining maturities by interest rate of certificate accounts at September 30, 1995.

                               One to     After
                  Less Than    Three      Three
                  One Year     Years      Years      Total
                  --------     -----      -----      -----
                                (In thousands)

Less than 4.01%   $ 11,467   $     17   $   --     $ 11,484
4.01- 6.00%        260,796     79,115     29,974    369,885
6.01-10.00%        103,760     71,625     38,760    214,145
                  -------      ------     -----     -------

     Total        $376,023   $150,757   $ 68,734   $595,514
                  ========   =======    ========   ========

         Certain information regarding the deposit accounts at Eagle in amounts of $100,000 or more at September 30, 1995 is shown in the table below.

            Total                                Over               Over
          Deposits                           Three Months        Six Months
         of $100,000      Three Months          through            through          Over        % of Total
           or more           or less          Six Months          One Year        One Year       Deposits
           -------           -------          ----------          --------        --------       --------
                                                 (In thousands)

           $56,145           $11,766            $17,026            $10,146         $17,207         5.89%

         Borrowings. The FHL Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHL Bank System are required to own capital stock in the FHL Bank. Members are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain creditworthiness standards have been met. See "Regulation -- Federal Home Loan Bank System." Under its current credit policies, the FHL Bank limits advances based on the value of a member's qualified collateral that has not been pledged to outside sources. Historically, Eagle Federal has not relied on FHL Bank advances and other borrowings to any significant extent as a source of funds. At September 30, 1995, Eagle Federal had authority to borrow up to $655.2 million from the FHL Bank of Boston, and will continue to use this source of funds to take advantage of lending and investment opportunities. Outstanding FHL Bank advances at September 30, 1995 totaled $73.2 million compared to $31.8 million at September 30, 1994 and $15.5 million at September 30, 1993. The weighted average interest rate on FHL Bank advances outstanding at September 30, 1995, 1994 and 1993 was 5.96%, 5.44% and 5.91% respectively.


         On a consolidated basis, Eagle had other borrowed money in the amount of $82.3 million at September 30, 1995 compared to $7.8 million at September 30, 1994. Reverse repurchase agreements constitute $82.2 million and $7.4 million of the other borrowed money total at September 30, 1995 and 1994, respectively. The weighted average interest rate on other borrowed money at September 30, 1995, and 1994 was 5.89% and 5.20%, respectively. In April 1987, Eagle's ESOP borrowed $1.2 million to fund the purchase of 100,000 shares of newly issued Eagle stock. The term note matures in 1997 with interest due quarterly at 82.5% of the lender's floating prime rate. In 1991, the ESOP borrowed an additional $759,000 to purchase shares of the Company's outstanding common stock under a term note maturing in 1997 with interest due quarterly at the lender's floating prime rate plus .25%. Eagle, and Eagle Federal have the discretion to make contributions to the ESOP each year. Eagle Federal intends to make annual contributions to the ESOP equal to the debt service of the borrowings by the ESOP. Eagle has guaranteed the payment of the loans and secured that guarantee with certain marketable securities.

         The following tables provide detail regarding the Bank's short-term borrowings for the periods or dates indicated:

                                                     At September 30,
                                           1995            1994          1993
                                                     (In thousands)

Federal Home Loan Bank Advances:
  Amount outstanding                      $53,650         $11,275      $ 3,000
  Weighted average interest rate             5.83%           5.26%        7.58%
Reverse Repurchase Agreements:
  Amount outstanding                      $82,223         $ 7,350           --
  Weighted average interest rate             5.89%           5.09%          --

                                                 Year Ended September 30,
                                           1995            1994          1993
                                                     (In thousands)

Federal Home Loan Bank Advances:
  Average amount outstanding               $35,343        $ 3,900      $ 8,500
  Weighted average interest rate              5.83%          5.26%        7.58%
  Maximum amount outstanding
   at any month-end                        $63,665        $10,650      $ 4,000
Reverse Repurchase Agreements:
  Average Amount outstanding               $44,481         $2,456           --
  Weighted average interest rate              5.89%          5.02%          --
  Maximum amount outstanding
   at any month-end                        $84,202        $13,300           --

Interest Rate Risk Measurement

         A method used to measure the interest rate risk exposure of the Company's balance sheet is the interest rate sensitivity "gap", which is the difference between rate sensitive assets and rate sensitive liabilities repricing or maturing within specific time periods. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

         The following table shows the estimated maturity/repricing structure of the interest-earning assets and interest-bearing liabilities of Eagle at September 30, 1995:



                                                               Repricing  Repricing  Repricing  Repricing
                                                      Percent    Within     Within     Within      Over
                                         Amount      of Total   0-3 Mos.   4-12 Mos.  1-3 Yrs.    3 Years


Interest-earning assets
  Loans receivable, net (a)           $  710,990        61%    $ 87,857     315,847    128,237     179,049
  Mortgage-backed securities (b)         302,462        26%      17,477     170,495      8,386     106,104
  Investment securities (c)              118,560        10%      23,130      19,479      8,890      67,061
  Interest-bearing deposits               40,637         3%      40,637          --         --          --
                                       ---------       ----      ------     -------    -------      ------
Total interest-earnings assets         1,172,649       100%     169,101     505,821    145,513     352,214
                                       =========       ===      -------     -------    -------     -------
Interest-earning liabilities
  Passbook accounts                   $  143,271        13%       7,432      17,563     40,173      78,103
  Certificate accounts                   595,514        54%      91,672     284,351    150,757      68,734
  Other deposits                         212,966        19%      14,152      26,763     48,122     123,929
  FHLB advances                           73,150         7%      25,950      27,700     14,000       5,500
  Other borrowings                        82,317         7%      58,819      23,498         --          --
                                       ---------       ----      ------     --------    -------    -------
  Total interest-earning liabilities   1,107,218       100%     198,025     379,875    253,052     276,266
                                       =========       ===      -------     -------    -------     -------
Periodic repricing difference
 (periodic gap)                                                 (28,924)    125,946   (107,539)     75,948
                                                                =======    ========    =======     =======
Cumulative repricing difference
  (cumulative gap)                                              (28,924)     97,022    (10,517)     65,431
                                                                =======    ========    =======     =======
Cumulative gap to total assets                                   (2.34%)      7.84%     (0.85%)       5.29%

(a) Loans are net of non-performing loans, undisbursed portion of loans due borrowers and unearned discounts and premiums.

(b) Mortgage-backed securities include mortgage-backed securities held to maturity and mortgage-backed securities available for sale.

(c) Investment securities include investment securities held to maturity, investment securities available for sale and FHL Bank stock.


         The following assumptions were determined by management in order to prepare the gap table set forth above. Non-amortizing investment securities are shown in the period in which they contractually mature. Prepayment rates on loans, amortizing investment securities and mortgage-backed securities are based upon a combination of market consensus and formulas derived by the OTS. Estimated decay rates on all deposit accounts are based primarily the the formula derived by the OTS.

         The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. For example, if all passbook deposits were assumed to reprice in one year or less, the Company's one-year cumulative gap to total assets would be negative 1.72%.

Service  Corporation Activities

         Federal regulations permit a federally chartered savings institution to invest an amount up to 2% of its assets in the stock, paid-in surplus, and unsecured obligations of subsidiary service corporations engaged in certain activities, and an additional 1% of its assets when the additional funds are used primarily for community or inner-city development or investment. In addition, federal regulations generally authorize such institutions which meet minimum regulatory capital requirements to invest up to 50% of regulatory capital in conforming first mortgage loans to service corporations. At September 30, 1995, Eagle Federal's direct investment (capital stock) in its service corporation, Eagle Service Corp., was $ 1,000. Eagle Service Corp. administers the securities brokerage and investment services made available to Eagle Federal's customers.

Employees

         At September 30, 1995, Eagle had 365 employees (including 86 part-time employees), all of whom are employed by Eagle Federal. None of these employees are represented by a collective bargaining group. Employee benefits for full-time employees include reimbursement of approved, business-related educational expenses, a pension plan and life, health and disability insurance. Management considers that Eagle's relations with its employees are good.

MARKET AREA AND COMPETITION

         Eagle Federal is headquartered in Bristol, Connecticut and conducts business from four offices in Bristol, two offices in Hartford, and one office each in Avon, Bloomfield, Canton, Rocky Hill and West Hartford (all of which are in Hartford County), three offices in Danbury, two offices in Torrington, one office each in Litchfield, Terryville and Winsted (all of which are in Litchfield County), and one office each in Brookfield, New Fairfield, Ridgefield and Newtown, (all of which are in Fairfield County).

         On October 1, 1995, Eagle Federal executed definitive purchase and assumption agreements with Shawmut and Fleet to acquire five branch banking offices in Bloomfield, Hartford, Manchester, Simsbury and West Hartford. The OTS approved these branch acquisitions on December 22, 1995, and Eagle Federal anticipates consummating the acquisitions in January 1996. On December 18, 1995, Eagle Federal entered into a definitive agreement with Union to sell the deposits and certain deposit related loans for seven branch offices located in Brookfield, Danbury (3), New Fairfield, Newtown and Ridgefield, Connecticut (the "Danbury Transaction"). Eagle Federal anticipates consummating the branch sale after the Shawmut/Fleet acquisitions early in the first quarter of 1996.

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

         Connecticut law now permits Connecticut bank holding companies to engage in stock acquisitions of depository institutions in other New England states that maintain reciprocal legislation. All New England states currently have some form of reciprocal legislation. As a result, bank holding companies from any state in New England can establish non-bank offices (including loan production offices) in Connecticut on a limited basis. The impact may be to significantly increase the competition faced by Eagle. The Connecticut legislature also has enacted legislation which reduces the home office protection enjoyed by Connecticut-chartered savings institutions and commercial banks. This and other legislative and regulatory changes may increase the size of the banking institutions competing in the general market area of Eagle.

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), amended the Bank Holding Company Act of 1956 (the "BHCA") to permit a bank holding company to acquire a bank located in any state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of deposits in the state in which the bank to be acquired is located (unless the state waives the 30% deposit limitation). Individual states are permitted to restrict the ability of an out-of-state bank holding company or bank to acquire an in-state bank that has been in existence for less than five years and to establish a state concentration limit of less than 30% if such reduced limit does not discriminate against out-of-state bank holding companies or banks.

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

         The resulting bank to an interstate merger may establish or acquire additional branches at any location in a state where any of the banks involved in the merger could have established or acquired a branch. A bank also may acquire one or more branches of an out-of-state bank without acquiring the target out-of-state bank if the law of the target's home state permits such a transaction. In addition, a bank may establish a de novo branch in another state if the host state by statute expressly permits de novo interstate branching.

         Furthermore, a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans, and receiving loan payments effective as of September 29, 1995. A savings association may perform similar agency services for affiliated banks to the extent that the savings association was affiliated with a bank on July 1, 1994 and satisfies certain additional requirements.

         OTS also has adopted a statement of policy on branching by federally chartered savings institutions providing that the OTS will generally permit such institutions to branch or merge across state lines to the same extent permitted under state law to a state-chartered institution provided that the federal association continues to meet the domestic building and loan test as set forth in the Internal Revenue Code. See "Regulation -- Savings and Loan Holding Company Regulation."

         The foregoing provisions are expected to further increase competition within Eagle's existing market area.

REGULATION

General

         As discussed in detail in previous filings, the Company, as a savings institution holding company, and the Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. The Bank is also subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

         In recent years there have been a significant number of changes in the manner in which insured depository institutions and their holding companies are regulated. Such changes have imposed additional regulatory restrictions on the operations of insured depository institutions and their holding companies. In particular, regulatory capital requirements for insured depository institutions have increased significantly. For example, the Federal Deposit Insurance Corporation Improvement Act of 1991 amended the Federal Deposit
Insurance Act ("FDIA") to require that the bank regulatory agencies impose certain sanctions on insured depository institutions which fail to meet minimum capital requirements.


Savings and Loan Holding Company Regulation

         Under the Home Owners Loan Act (the "HOLA"), the Director of the OTS has regulatory jurisdiction over savings and loan holding companies. Eagle, as a savings and loan holding company within the meaning of the HOLA, is subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

         As a unitary holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Eagle Federal continues to qualify as qualified thrift lender ("QTL"). Eagle could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if Eagle Federal fails to constitute a QTL or if Eagle
subsequently   becomes  a  multiple  savings  and  loan  holding  company.   See
"Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

Savings Institution Regulation

         General. As a federally chartered savings institution, Eagle Federal is subject to supervision and regulation by the Director of the OTS and by the FDIC in its capacity as administrator of the SAIF. Under OTS regulations, Eagle Federal is required to obtain audits by an independent accountant and to be examined periodically by the Director of the OTS. Examinations must be conducted no less frequently than every 12 months. Eagle Federal is subject to assessments by the OTS and FDIC to cover the costs of such examinations. The OTS may revalue assets of Eagle Federal, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. See "Regulation -- Savings Institution
Regulation -- Safety and Soundness Guidelines." See "Regulation -- Savings Institution Regulation -- Insurance of Deposits."

         Capital Requirements. Eagle Federal is subject to the capital adequacy regulations adopted by the OTS. Eagle Federal's ability to pay dividends to the Company and expand its business can be restricted if its capital falls below levels established by the OTS. Pursuant to OTS regulations, savings associations are required to maintain (i) "leverage capital" in an amount not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets, and (iii) risk-based capital equal to 8.00% of the risk-weighted assets. The capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks of 4.0%.

         The following table sets forth the actual and required minimum levels of regulatory capital for Eagle Federal under applicable OTS regulations as of September 30, 1995.

                                  ACTUAL           PERCENT          REQUIRED          PERCENT           EXCESS
                                  ------           -------          --------          -------           ------
                                                            (dollars in thousands)

Leverage                       $  80,751            6.59%         $  36,787            3.0%          $  43,694
Tangible                          80,751            6.59%            18,385            1.5%             62,366
Risk-based                        86,196           15.31%            44,743            8.0%             41,453


         The following is a reconciliation of Eagle Federal's equity capital under GAAP to regulatory capital at September 30, 1995.

                                                                  Leverage     Tangible       Risk-based
                                                                  --------     --------       ----------
GAAP capital                                                      $90,824       90,824           90,824
Less:  Goodwill and other intangible assets                        (9,535)      (9,535)          (9,535)
Less:  Unrealized gain in certain available for sale securities      (466)        (466)            (466)
Less:  Excess qualifying purchased mortgage loan servicing            (72)         (72)             (72)
Add:  General loan and lease valuation allowances                      --           --            5,445
                                                                   ------       ------           ------
Regulatory capital                                                $80,751      $80,751          $86,196
                                                                   ======       ======           ======

         Prompt Corrective Action. The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and to take prompt corrective action with respect to insured institutions which fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. Any company that controls an undercapitalized institution, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and to provide appropriate assurances of performance. As of September 30, 1995, Eagle Federal was deemed to be well-capitalized. See "Regulation -- Savings Institution Regulation -- Insurance of Deposits."

         Safety and Soundness Guidelines. The OTS, along with the other federal banking agencies, adopted safety and soundness guidelines in July 1995 relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The HOLA requires that all regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions to be no less stringent than those established by the OCC for national banks. The foregoing operational, managerial and compensation issues are set out in the safety and soundness guidelines that the federal banking agencies issued to identify and address problems at institutions before capital becomes impaired.

         Qualified Thrift Lender Requirement. Eagle Federal must maintain its status as a "qualified thrift lender" ("QTL") in order to exercise the powers granted to federally chartered savings institutions and to maintain full access to FHL Bank advances. Eagle Federal will remain a QTL if its qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months, as defined by HOLA and the rules and regulations of the OTS. At September 30, 1995, qualified thrift investments as a percentage of portfolio assets for Eagle Federal was 82.44%. The qualified thrift investments of Eagle Federal equaled or exceeded 65% of its portfolio assets on a monthly average basis for at least 9 months during the fiscal year ended September 30, 1995.

         The failure to maintain QTL status would require that Eagle Federal convert to a bank charter and will result in a limitation in future investments and activities including branching and payments of dividends. Eagle Federal also would be required to repay all outstanding FHL Bank advances and dispose of or discontinue any preexisting investment or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

         Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. Savings institutions are also required to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At September 30, 1995, Eagle Federal was in compliance with these liquidity requirements.

         Restrictons on Dividends and Other Capital Distributions. Eagle Federal is subject to limitations on the extent to it may pay dividends. Savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with not less than 30 days' advance notice of any proposed declaration of a dividend on the institution's stock.

         Applicable OTS regulations impose limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers) based upon an institution's level of regulatory capital both before and after giving effect to a proposed capital distribution. The FDIA also prohibits an insured depository institution from declaring any dividend, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be classified as undercapitalized, significantly undercapitalized or critically undercapitalized.

         Insurance of Deposits. Deposits in the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC. Although the Bank is considered a SAIF-insured institution, as of September 30, 1995, approximatey 25% of its deposits were BIF-insured.

         Deposits insurance premiums for the SAIF and the BIF are set to facilitate each fund achieving its designated reserve ratios. As each fund achieves its designated reserve ratio, however, the FDIC has the authority to lower the premium assessments for that fund to a rate that would be sufficient to maintain the designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and approved lower BIF premium rates for deposit insurance by the BIF for all but the riskiest institutions. On November 14, 1995, the FDIC determined that BIF deposit insurance premiums for well-capitalzed banks would be further reduced to the statutory minimum of $2,000 per institution per year, effective January 1, 1996. Because the SAIF remains significantly below its designated reserve ratio, insurance premiums for assessable SAIF deposits were not reduced in either FDIC action.

         However, as to the SAIF, its current financial condition has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment on SAIF deposits and ultimately to merge the SAIF into the BIF. Such legislation, if enacted, would generally impose a special one-time assessment of approximately 80 cents to 85 cents per $100 of assessable SAIF deposits, which would apply retroactively to approximately $708 million of assessable SAIF deposits at Eagle Federal. After the special assessment it is expected that SAIF would achieve its designated reserve ratio and that SAIF premium rates would then become the same as BIF rates pending a merger of the SAIF into the BIF. Eagle Federal is unable to predict whether this legislation will be enacted or the amount or applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

Elimination of Federal Savings Association Charter

         Legislation has been proposed that could eliminate the federal savings association charter. If such legislation is enacted, Eagle Federal would be required to convert its federal savings bank charter to either a national bank charter to a state depository institution charter. Pending legislation also may provide relief as to recapture of the bad debt deduction for federal tax purposes that otherwise would be applicable if Eagle Federal converted its charter, provided that Eagle Federal meets a proposed residential loan origination requirement. Pending legislation also may result in the Company becoming regulated at the holding company level by the Board of Governors of the Federal Reseve System ("Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject the Company to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. Eagle is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

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

Federal Reserve System

        The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1 1/2 years. At September 30, 1995, Eagle Federal was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHL Bank sources before borrowing from a Federal Reserve Bank. A Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions is limited. A Federal Reserve Bank generally may not have advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period.

Taxation

        Federal. Eagle, on behalf of itself and its subsidiaries, files a September 30 tax year consolidated federal income tax return. Eagle and its subsidiaries report their income and expenses using the accrual method of accounting.

         The Revenue Reconciliation Act of 1995, which has not yet been enacted into law, includes provisions which will, if enacted, change the manner in which entities such as the Company are taxed. The Company does not expect any material financial statement impact if the bill is enacted as it is now drafted.

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

        The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the percentage of taxable income or experience method deduction will be eliminated entirely, the existing reserve will be recaptured into taxable income and the institution will be permitted a deduction only for specific charge-offs, unless at least 60% of the savings institution's assets fall within certain designated categories. Second, the bad debt deduction attributable to

"qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to that reserve for that taxable year, does not exceed 6% of such loans outstanding at such time. Fourth, the deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. Finally, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group is required to reduce proportionately its bad debt deduction for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. The savings institution member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in subsequent years from their "functionally related" activities. Eagle Federal expects that these various restrictions will not operate to limit significantly the amounts of their otherwise allowable bad debt deductions in the near future.

        To the extent that (i) the reserves for losses on qualifying real property loans established by Eagle Federal exceeds the amount that would have been allowed under the experience method and (ii) Eagle Federal makes distributions to its shareholder that are considered to result in withdrawals from that institution's excess bad debt reserve, then the amounts considered to be withdrawn will be included in Eagle Federal's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the federal income tax with respect to the withdrawal. Dividends paid out of Eagle Federal's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserve. Distributions in excess of Eagle Federal's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation, will be considered to result in withdrawals from its bad debt reserve. At September 30, 1995, Eagle Federal had approximately $8.9 million in earnings and profits for tax purposes that would be unavailable for distribution to Eagle because of the imposition of this additional tax on the institutions. Additionally, there are certain regulatory restrictions on Eagle Federal's ability to pay dividends to Eagle.

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

        Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for 1990 and succeeding years, 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals pre-adjustment AMTI ("PAMTI") increased or decreased by certain ACE adjustments, which include tax-exempt interest on municipal bonds for tax purposes, depreciation deductions in excess of those allowable for ACE purposes and the dividend received deduction. PAMTI equals

AMTI computed with all the preferences and adjustments other than the ACE adjustment and the alternative minimum tax net operating loss (AMTNOL). AMTI may be reduced only up to 90% by AMTNOL carryovers. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry forward period available to reduce federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carry forward years).

        State. State income taxation is in accordance with the corporate income tax laws of Connecticut. As a thrift, Eagle Federal is required to pay taxes equal to the larger of $250, 11.5% (scheduled to decrease in increments to 7.5% by 2001) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or an amount equal to 4% for each year of the amount of interest or dividends credited by them on savings accounts of depositors or account holders during the taxable year preceding that in which the tax becomes due, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum.

Item 2.  Properties

         Eagle's twenty-three offices are located in Hartford, Litchfield and northern Fairfield counties. Automated teller machines ("ATM") are located in eighteen of the twenty-three offices. Eagle's ATM's participate in the "NYCE" ATM network which permits access to funds at approximately 13,100 locations and 57,000 "point-of-sale" terminals throughout the Northeast. Data processing services for Eagle are provided by Connecticut On-Line Computer Center, a data processing company jointly owned by a number of New England savings institutions (including Eagle Federal).

        The following table sets forth certain information concerning the business offices of Eagle at September 30, 1995.

                                                         Percent       Owned           Lease          Lease
                                          Year          of Total        or          Expiration       Renewal
                                         Opened         Deposits      Leased           Date          Option

Torrington Main Office                    1945            13.1%        Owned             --         --

East Main Street - Torrington             1973             4.2%        Owned             --         --

Litchfield                                1976             3.5%        Owned             --         --

Canton                                    1971             3.3%        Leased           1996        Two 5-year
                                                                                                    options

Winsted                                   1988             3.3%        Leased           2006        Seven
                                                                       Land Only                    5-year
                                                                                                    options

Bristol Main Office                       1957            15.8%        Owned             --         --

Commons - Bristol                         1972             3.3%        Leased           2004        No renewal
                                                                                                    option

Farms - Bristol                           1983             4.8%        Leased           1998        One 5-year
                                                                       Land Only                    option

Forestville                               1992             1.6%        Leased           1998        One 5-year
                                                                                                    option

Terryville                                1984             2.6%        Leased           1999        One 5-year
                                                                                                    option

Danbury Main Office                       1992             5.5%        Owned             --         --

Mill Plain - Danbury                      1992             2.0%        Owned             --         --

Commerce Plaza - Danbury                  1992             2.0%        Leased           2000        No renewal
                                                                                                    option

Ridgefield                                1992             1.9%        Leased           1997        None

New Fairfield                             1992             1.9%        Leased           1998        One 5-year
option

Brookfield                                1992             3.7%        Leased           1996        One 5-year
                                                                                                    option

Newtown                                   1992             2.2%        Leased           1997        No renewal
                                                                                                    option
Hartford Main Office                      1994             5.1%        Owned

Franklin Avenue-Hartford                  1994             5.4%        Owned

West Hartford                             1994             5.9%        Owned

Rocky Hill                                1994             4.4%        Leased           1995        Two 5-year
                                                                                                    options

Bloomfield                                1994             2.9%        Leased           1997        No renewal
                                                                                                    option

Avon                                      1994             1.6%        Leased           1998        One 3-year
                                                                                                    option

         The total net book value of properties owned and used for offices by Eagle at September 30, 1995 and the aggregate net book value of leasehold improvements on properties used for offices was $ 5.4 million.

Item 3.   Legal Proceedings

         As of September 30, 1995, there were no material pending legal proceedings to which Eagle, Eagle Federal or Eagle Savings Corp. was a party or to which any of their property was subject.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Eagle shareholders during the fourth quarter of the fiscal year ended September 30, 1995.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

         Information as to the principal market on which the Company's common stock is traded, the approximate number of holders of record as of September 30, 1995, the Company's dividend policy, and the high and low bid quotations or sales prices, as applicable, for each calendar quarter during the two most recent fiscal years is incorporated herein by reference to page 43 of the 1995 Annual Report to Shareholders.

Item  6.  Selected  Financial  Data

         Selected consolidated financial data for the five years ended September 30, 1995 on page 1 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 to 17 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         Certain of the information required by this Item is incorporated by reference to pages 18 to 41 of the 1995 Annual Report to Shareholders. The independent auditors' report of KPMG Peat Marwick LLP with respect to the Company's balance sheets at September 30, 1995 and 1994 and the statements of income, shareholders' equity and cash flows for the years ended September 30, 1995, 1994 and 1993 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         Reference is made to the information set forth under the captions "Election of Directors" and "Management -- Executive Officers" appearing in the Company's definitive proxy statement dated December 27, 1995, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         Reference is made to the information set forth under the caption "Management -- Executive Compensation" appearing in the Company's definitive proxy statement dated December 27, 1995, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth under the captions "Stock Owned by Management" and "Principal Holders of Voting Securities of Eagle" appearing in the Company's definitive proxy statement dated December 27, 1995, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Management -- Certain Transactions" appearing in the Company's definitive proxy statement dated December 27, 1995, which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in
         Item 8 hereof.

         Independent Auditors' Report.

         Consolidated Balance Sheets - September 30, 1995 and 1994.

         Consolidated Statements of Income - Years Ended September 30, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity - Years Ended September 30, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows - Years Ended September 30, 1995, 1994 and 1993.

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

         3.2 Bylaws of the Company, as amended to date (incorporated by reference from the Company's Current Report on Form 8-K dated November 12, 1993).

         10.1 Eagle Financial Corp. Stock Option Plan (incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987 as filed with the SEC on December 22, 1987).

         10.2 BFS Bancorp, Inc. Stock Option Plan, (incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-28403) filed with the SEC on April 28, 1989.)

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

         10.8 Employment Agreement dated April 1, 1994 among the Company, the Bank and Mark J. Blum

         (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33- 54981) filed with the SEC on August 9, 1994).

         10.9 Employment Agreement dated April 1, 1994 among the Company, the Bank and Irene K. Hricko (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

         10.10 Employment Agreement dated April 1, 1994, among the Company, the Bank and Barbara S. Mills (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33- 54981) filed with the SEC on August 9, 1994).

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

         10.16 Amendment to Employment Agreement dated July 26, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12,
         1994).

         10.17 Amendment to Employment Agreement dated July 26, 1994 among the Company, the Bank and Robert J. Britton (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12,
         1994).

         13     1995 Annual Report to Shareholders,  portions of which have been incorporated by reference into this Form 10-K.

         22     Subsidiaries of the Registrant

         23     Consent of KPMG Peat Marwick LLP

         27     Financial Data Schedule

                (b)   No  current   reports  on  Form  8-K  were  filed  by  the
                      Registrant during the fourth quarter of fiscal 1995.

                (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

                (d)   Not applicable.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EAGLE FINANCIAL CORP.
                                     ------------------------------------
                                                  Registrant


                                 By:        /s/ Ralph T. Linsley
                                     ------------------------------------
                                                Ralph T. Linsley
                                             Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                    Title

By:  /s/Ralph T. Linsley
     -------------------                     Chairman of the Board
     Ralph T. Linsley

     /s/Robert J. Britton
By: -------------------                      Chief Executive Officer, President
     Robert J. Britton                       and Director (principal executive
                                             officer)
     /s/Mark J. Blum
By: -------------------                      Vice President and Chief Financial
     Mark J. Blum                            Officer (principal financial and
                                             accounting officer)
     /s/Richard H. Alden
By:  -------------------                     Director
     Richard H. Alden

     /s/George T. Carpenter
By:  -------------------                     Director
     George T. Carpenter

     /s/Theodore M. Donovan
By:  -------------------                     Director
     Theodore M. Donovan

     /s/Thomas V. LaPorta
By:  -------------------                     Director
     Thomas V. LaPorta

     /s/John F. McCarthy
By:  -------------------                     Director
     John F. McCarthy

     /s/Ernest J. Torizzo
By:  -------------------                     Director
     Ernest J. Torizzo

     /s/Steven E. Lasewicz
By:  -------------------                     Director
     Steven E. Lasewicz

INDEX TO EXHIBITS

                                                                                                     Sequential
Exhibit                                                                                               Numbering
Number           Identity of Exhibit                                                                   System
------           -------------------                                                                   -------
3.1              Certificate of Incorporation, amended herein by reference
                 from Pre-Effective Amendment No. 2 to the Registrant's
                 Registration Statement on Form S-1 (No. 33-9166),
                 filed with the SEC on December 24, 1986.
3.2              Bylaws, as amended to date, (incorporated by reference
                 from Eagle's Current Report on Form 8-K dated
                 November 12, 1993).
10.1             Eagle Financial Corp. Stock Option Plan, (incorporated herein by reference from Eagle's Annual Report on Form 10-K
                 for the year ended September 30, 1987 as filed with the
                 SEC on December 22, 1995).
10.2             BFS Bancorp, Inc. Stock Option Plan, (incorporated by
                 reference from the Company's Registration Statement
                 on Form S-8 (No. 33-28403) filed with the SEC on
                 April 28, 1989).
10.3             Eagle Financial Corp. 1988 Stock Option Plan, (incorporated by reference from the Company's definitive Proxy Statement dated December 21, 1988 for the 1989 Annual Meeting of
                 Shareholders, as filed with the SEC on December 22, 1988).
10.4             Employment Agreement dated April 1, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from
                 Pre-effective Amendment No. 1 to the Company's Registration
                 Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).
10.5             Consulting Agreement dated August 25, 1988 between the
                 Company and Ralph T. Linsley (incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 September 30, 1988, as filed with the SEC on December 29, 1988).
10.6             Employment Agreement dated April 1, 1994 among the Company, the
                 Bank and Robert J. Britton (incorporated by reference from Pre-effective
                 Amendment No. 1 to the Company's Registration Statement on Form S-2
                 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).
10.7             Employment Agreement dated April 1, 1994 among the Company, the Bank and Ercole J. Labadia (incorporated by reference from the Company's
                 Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the
                 SEC on August 9, 1994).
10.8             Employment Agreement dated April 1, 1994 among the Company, the
                 Bank and Mark J. Blum (incorporated by reference from the Company's
                 Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the
                 SEC on August 9, 1994).
10.9             Employment Agreement dated April 1, 1994 among the Company, the
                 Bank and Irene K. Hricko (incorporated by reference from the Company's
                 Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the
                 SEC on August 9, 1994).
10.10            Employment Agreement dated April 1, 1994, among the Company, the
                 Bank and Barbara S. Mills (incorporated by reference from the Company's
                 Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the
                 SEC on August 9, 1994).
10.11            The Bank deferred compensation plan (incorporated by reference from





                 Pre-Effective Amendment No. 1 to the Company's Registration Statement
                 on Form S-4 (No. 33-21122) filed with the SEC on May 17, 1988).
10.12            Deferred Compensation Plan for Non-Employee Directors (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 29, 1988).
10.13            Outside Directors Post Retirement Plan, dated July 26, 1994 (incorporated by reference from the Company's Registration Statement on Form S-2
                 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).
10.14            Guarantee and Pledge Agreement dated November 1, 1990 between the
                 Company and Bank of Boston Connecticut (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                 September 30, 1990, as filed with the SEC on December 28, 1990).
10.15            Annual Incentive Plan (incorporated by reference from the Company's
                 Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the
                 SEC on August 9, 1994).
10.16            Amendment to Employment Agreement dated July 26, 1994 among the
                 Company, the Bank and Ralph T. Linsley (incorporated by reference from
                 Pre-effective Amendment No. 1 to the Company's Registration Statement
                 on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).
10.17            Amendment to Employment Agreement dated July 26, 1994 among the
                 Company, the Bank and Robert J. Britton (incorporated by reference from
                 Pre-effective Amendment No. 1 to the Company's Registration Statement
                 on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).
13               1995 Annual Report to Shareholders, portions of which have been incorporated by reference into this Form 10-K.
22               Subsidiaries of the Registrant.
23               Consent of KPMG Peat Marwick LLP
27               Financial Data Schedule

