Form 10-Q
period 1995-12-31
EAGLE FINANCIAL CORP
filed 1996-02-14
CIK 792369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549
                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1995

                              Eagle Financial Corp.
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-1194047
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           identification No.)

                       222 Main Street, Bristol, CT 06010
                    (Address of principal executive offices)

                                 (860) 314-6400
              (Registrant's telephone number, including area code)

                                 Not applicable
       (Former name, address and fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                                     No

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

   Common Stock (par value $0.01)                           4,484,689
   ------------------------------                   ----------------------------
           (Class)                                 (Approximate No. of Shares
                                                Outstanding at February 1, 1996)
                                                    (Excluding Treasury Stock)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                      INDEX


PART 1 -   FINANCIAL INFORMATION

           Consolidated Balance Sheets at December 31, 1995
             (unaudited) and September 30, 1995                              2

           Consolidated Statements of Income for the Three Months
             Ended December 31, 1995 and 1994 (unaudited)                    3

           Consolidated  Statements  of Cash  Flows for the Three  Months
             Ended December 31, 1995 and 1994 (unaudited)                  4-5

           Notes to Consolidated Financial Statements                      6-8

           Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    9-14


PART II - OTHER INFORMATION                                                 15

SIGNATURES                                                                  16


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

                                                                               12/31/95      9/30/95
                                                                             (Unaudited)
                                                                              ----------     -------
Assets
Cash and amounts due from depository institutions                           $   29,184    $   22,670
Interest-bearing deposits                                                       17,274        40,637
                                                                            ----------    ----------
     Cash and cash equivalents                                                  46,458        63,307

Investment securities available for sale (amortized cost $51,317 at
     December 31, 1995 and $54,386 at September 30, 1995)                       51,020        53,816
Investment securities held to maturity (market value $1,000 at
    December 31, 1995 and $2,543 at September 30, 1995)                            978         2,476
Mortgage-backed securities available for sale (amortized cost $351,657
     at December 31, 1995 and $231,145 at September 30, 1995)                  354,162       232,160
Mortgage-backed  securities  held to maturity  (market value $47,040 at
     December 31, 1995 and $124,763 at September 30, 1995)                      47,282       123,625
Loans held for sale                                                             18,075         2,467
Loans receivable, net of allowance for loan losses of $7,223
     at December 31, 1995 and $7,457 at September 30, 1995                     724,633       713,856
Accrued interest receivable:
     Loans                                                                       5,031         4,900
     Investment securities                                                       1,226           972
     Mortgage-backed securities                                                  2,814         2,608
Real estate owned, net                                                           2,474         2,128
Stock in Federal Home Loan Bank of Boston, at cost                               8,945         8,945
Premises and equipment, net                                                      8,268         8,066
Prepaid expenses and other assets                                               19,304        17,960
                                                                            ----------    ----------
               Total Assets                                                 $1,290,670    $1,237,286
                                                                            ==========    ==========
Liabilities and Shareholders' Equity
Liabilities
Deposits                                                                    $  969,969    $  951,751
Federal Home Loan Bank advances                                                105,560        73,150
Reverse repurchase agreements and other borrowed money                          70,412        82,317
Advance payments by borrowers for taxes and insurance                           11,201         5,498
Accrued expenses and other liabilities                                          37,807        32,110
                                                                            ----------    ----------
          Total Liabilities                                                  1,194,949     1,144,826
                                                                            ----------    ----------
Shareholders' Equity

Serial preferred stock, $.01 par value
     2,000,000 shares authorized and unissued                                        -             -
Common stock, $.01 par value
     8,000,000 shares authorized; 4,526,064 shares issued at December
     31, 1995 and 4,507,107 shares issued at September 30, 1995, including
     47,373 shares held in treasury                                                 45            45
Additional paid-in capital                                                      59,797        59,514
Retained earnings                                                               34,989        33,092
Cost of common treasury stock                                                     (362)         (362)
Employee stock ownership plan stock                                                (94)          (94)
Net unrealized gain on available for sale securities                             1,346           265
                                                                            ----------    ----------
          Total Shareholders' Equity                                            95,721        92,460
                                                                            ----------    ----------
          Total Liabilities and Shareholders' Equity                        $1,290,670    $1,237,286
                                                                             ==========   ============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data)

                                                 Three Months Ended December 31,
                                                 ------------------------------
                                                          (unaudited)
                                                      1995          1994
                                                      ----          ----
Interest income:
  Interest and fees on loans                     $    14,489   $    15,368
  Interest on mortgage-backed securities               6,021         1,997
  Interest on investment securities                      732           867
  Dividends on investment securities                     907           518
                                                  ----------    ----------
    Total interest income                             22,149        18,750
                                                  ----------    ----------
Interest expense:
  Interest on deposits                                10,264         8,261
  Interest on Federal Home Loan Bank advances          1,203           478
  Interest on reverse repurchase agreements and
     other borrowed money                              1,281           149
                                                  ----------    ----------
    Total interest expense                            12,748         8,888
                                                  ----------    ----------
    Net interest income                                9,401         9,862

Provision for loan losses                                225           225
                                                  ----------    ----------
    Net interest income after provision for
     loan losses                                       9,176         9,637
                                                  ----------    ----------
Non-interest income:
  Net gain (loss) on sale of securities                  631          (104)
  Net gain on sale of loans                                6            -
  NOW account service fees                               617           517
  Other customer service fees                            211           142
  Other income                                           438           422
                                                  ----------    ----------
     Total non-interest income                         1,903           977
                                                  ----------    ----------
                                                      11,079        10,614
                                                  ----------    ----------
Non-interest expense:
  Compensation, payroll taxes and benefits             2,721         2,675
  Office occupancy                                       679           627
  Advertising                                            267           232
  Net cost of real estate owned operations               222           111
  Federal deposit insurance premiums                     436           491
  Service bureau processing fees                         405           391
  Amortization of intangible assets                      347           404
  Other expense                                          905           763
                                                  ----------    ----------
     Total non-interest expense                        5,982         5,694
                                                  ----------    ----------
     Income before income taxes                        5,097         4,920
Income taxes                                           2,173         2,040
                                                  ----------    ----------

     Net Income                                  $     2,924   $     2,880
                                                  ==========    ==========
Income per share:
     Primary                                     $      0.63   $      0.64
                                                  ==========    ==========
     Fully Diluted                               $      0.62   $      0.63
                                                  ==========    ==========
Average number of shares and equivalent shares:
     Primary                                       4,670,281     4,524,143
     Fully Diluted                                 4,686,883     4,539,319

Dividends per share                              $      0.23   $      0.19


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                      Three Months Ended December 31,
                                                                      -------------------------------
                                                                                (unaudited)
                                                                            1995          1994
                                                                            ----          ----
OPERATING ACTIVITIES:
Net income                                                            $    2,924    $    2,880
Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses                                               225           225
     Provision for losses on real estate owned                                53           (3)
     Provision for depreciation and amortization                             217           150
     Accretion of fees on loans                                             (138)           58
     Amortization of premiums (accretion of discounts) on investment
        and mortgage-backed securities                                        79          (178)
     Amortization of core deposit and other intangibles                      347           404
     Realized (gain) loss on sale of real estate owned, net                  (53)           13
     Realized (gain) loss on sale of securities, net                        (631)          104
     Gain on sale of loans                                                    (6)            -
     Increase in loans held for sale                                     (15,608)            -
     Increase in accrued interest receivable                                (591)         (446)
     Increase in prepaid expenses and other assets                        (2,373)       (3,806)
     Loan origination fees                                                   406            80
     Increase (decrease) in accrued expenses and other liabilities        (2,769)        2,790
                                                                       ----------    ----------
          Net cash provided (used) by operating activities               (17,918)        2,271
                                                                       ----------    ----------
INVESTING ACTIVITIES:
     Proceeds from sales of investment securities availiable for sale          -         2,210
     Proceeds from maturities of investment securities                     3,500         1,300
     Principal payments on investment securities availiable for sale       1,084         2,223
     Principal payments on investment securities held to maturity              -         1,521
     Purchases of investment securities available for sale                (9,997)            -
     Purchases of investment securities held to maturity                      -         (1,400)
     Proceeds from sales of mortgage-backed securities available
          for sale                                                        74,217             -
     Principal payments on mortgage-backed securities available for sale  19,898         1,020
     Principal payments on mortgage-backed securities held to maturity     4,726         2,066
     Purchases of mortgage-backed securities available for sale         (105,037)            -
     Purchases of mortgage-backed securities held to maturity            (18,975)      (28,810)
     Principal payments on loans receivable                               39,119        20,272
     Loan originations                                                   (54,572)      (37,752)
     Proceeds from sales of loans                                          3,245           354
     Decrease in real estate owned                                            66           314
     Proceeds from sales of real estate owned                                532         1,332
     Purchases of premises and equipment                                    (419)         (607)
                                                                       ----------    ----------
          Net cash used by investing activities                          (42,613)      (35,957)
                                                                       ----------    ----------
FINANCING ACTIVITIES:
     Net increase (decrease) in Passbook, NOW and Money Market accounts    2,655       (13,978)
     Net increase (decrease) in certificate accounts                      15,563            37
     Borrowings under Federal Home Loan Bank advances                     65,710        19,745
     Principal payments under Federal Home Loan Bank advances             33,300        (8,975)
     Net increase (decrease) in reverse repurchase agreements and other
          borrowed money                                                 (11,905)       27,407
     Net increase in advance payments by borrowers for taxes and
          insurance                                                        5,703         5,098
     Proceeds from exercise of stock options and dividends reinvested        283           151
     Proceeds from sale of common stock                                        -        16,673
     Cash dividends                                                       (1,027)         (839)
                                                                       ----------    ----------
          Net cash provided by financing activities                       43,682        45,319
                                                                       ----------    ----------
     Increase (decrease) in cash and cash equivalents                    (16,849)       11,633
Cash and cash equivalents at beginning of period                          63,307        24,652
                                                                       ----------    ----------
     Cash and cash equivalents at end of period                       $   46,458     $  36,285
                                                                      ===========    ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

                                                                Three Months Ended December 31,
                                                                 ------------------------------
                                                                           (unaudited)
                                                                       1995          1994
                                                                       ----          ----
NON-CASH INVESTING ACTIVITIES:
     Transfer of investment securities to investment securities
       available for sale                                          $      -       $ 53,124
     Transfer of mortgage-backed securities held to maturity to
       mortgage-backed securities available for sale                  90,603        18,529
     Transfer of loans to real estate owned                              944           367
                                                                     =======        =======
SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                             $   1,500      $  1,700
     Interest paid                                                    13,351         9,277
                                                                     =======        =======

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

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1995 annual report on Form 10-K.

Certain amounts as of September 30, 1995 and for the three months ended December 31, 1994 have been reclassified to conform to the December 31, 1995 presentation for comparative purposes. Such reclassifications had no effect on net income.

(2)  Accounting Pronouncements

Effective October 1, 1995, the Bank adopted Statements of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 and SFAS No. 118 require that creditors evaluate the collectability of both contractual interest and contractual principal of all loans when identifying impaired loans. Impaired loans shall have impairment measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 and SFAS No. 118 allow the exclusion of large groups of small-balance homogenous loans that are collectively evaluated for impairment such as residential and consumer loans. As a result of this allowable exclusion the requirements of these statements have been applied to the following loan types within the loan portfolio; construction loans, land loans, commercial mortgages, multi-family loans and commercial loans.

The adoption of these statements had no impact on the results of operations. At December 31, 1995, the Bank had $2.6 million of impaired loans, of which $1.3 million had allowances for loan losses of $489,000 attributed to them. The allowance for loan losses on impaired loans represents an allocation from the existing allowance for loan losses.

The Bank's method of recognizing interest income is to generally discontinue the accrual of interest when a loan becomes 90 days past due as to principal or interest. Upon adoption of SFAS No. 114 and SFAS No. 118, the Bank's method for recognition of interest income on impaired loans is consistent with the method for recognition of interest income on all loans. Interest income recognized on impaired loans totaled $23,649 for the three months ended December 31, 1995.

SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued in May 1995 and is effective for fiscal years beginning after December 15, 1995. Earlier application is permitted. SFAS No. 122 requires the capitalization of mortgage servicing rights acquired through either purchase of mortgage loan servicing or origination and sale or securitization of mortgage loans with retention of servicing. SFAS No. 122 also requires the analysis of capitalized mortgage servicing rights for potential impairment to be based on the fair value of the rights. The Company has not decided whether SFAS No. 122 will be adopted prior to the required effective date. The effect of adoption by the Company will vary based on the extent of mortgage servicing rights existing upon adoption and mortgage servicing rights acquired subsequent to adoption. At this time, the adoption of SFAS No. 122 is not expected to have a material effect on the Company's financial position or results of operations.

In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities that provides additional guidance relating to the application of SFAS No. 115. In connection with the issuance of this Special Report the FASB allowed all organizations the ability to review the current portfolio classification between held to maturity, available for sale and trading and make a one-time reclassification of securities between categories during the period from November 15, 1995 to December 31, 1995.

Effective December 1, 1995, the Bank made a one-time reclassification of securities from the held to maturity classification to the available for sale classification in accordance with the Special Report. A total of $90.6 million of mortgage-backed securities were reclassified.


(3)  Branch Office Sale

On December 18, 1995 the Bank entered into a definitive agreement with Union Savings Bank of Danbury to sell its seven branch offices in the greater Danbury market area. The Bank will sell all real property related to the seven branch offices and approximately $180 million in deposits. The transaction is expected to be completed on March 1, 1996 with the Bank receiving the equivalent of a 9% deposit premium, or $16 million before income taxes.

(4)  Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):


                                         Three months ended December 31,
                                                1995          1994
                                                ----          ----

Balance, beginning of period                $  7,457      $  8,311

Provisions charged to operations                 225           225

Charge-offs                                     (459)         (143)

Recoveries                                        -             -
                                              ------        ------
Balance, end of period                      $  7,223      $  8,393
                                              ======        ======

(5)  Net Cost of Real Estate Owned Operations

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):


                                              Three months ended December 31,
                                                    1995          1994
                                                    ----          ----

Net (gain) loss on sales of real estate owned    $  (53)        $  13

Provision for losses charged to operations           53            (3)

Expenses of holding real estate owned,
  net of rental income                              222           101
                                                  -----         -----
                                                 $  222         $ 111
                                                  =====         =====
(6) Subsequent Event

On January 19, 1996 the Bank consummated the previously announced purchase of certain loans and assumption of all deposits related to four former Shawmut Bank Connecticut branch offices and one former Fleet Financial Group branch office.

As a result of the transaction the Bank assumed $253.1 million in deposits and purchased $42.7 million in loans, of which $29.5 million were commercial loans.

                          EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - Eagle Financial Corp. (the "Company") is a $1.29 billion savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 23 banking offices located in Hartford, Litchfield, and northern Fairfield Counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

At December 31, 1995, the Company had total assets of $1.29 billion compared to $1.24 billion at September 30, 1995, an increase of $53 million or 4.3%. Total outstanding loans which includes loans receivable, net, and loans held for sale, increased $26.7 million to $742.7 million at December 31, 1995 from $716.0 million at September 30, 1995. Total deposits increased 1.9%, or $18.2 million, from $951.8 million at September 30, 1995 to $970.0 million at December 31, 1995. At December 31, 1995 shareholders' equity represented 7.42% of total assets compared to 7.47% at September 30, 1995. Total securities, including mortgage-backed securities, were $453.4 at December 31, 1995 compared to $412.1 million at September 30, 1995, an increase of $41.3 million or 10%.

LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At December 31, 1995, the Bank was in compliance with the Federal Home Loan Bank liquidity requirements having a liquidity ratio of 7.03% compared to 7.55% at September 30, 1995.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on debt securities, maturing investments and Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At December 31, 1995, the Bank had approximately $54.0 million in loan commitments outstanding, including $23.4 million in available home equity lines of credit and $9.7 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, investment maturities and principal amortization, loan repayments, and borrowings. The Bank has the capacity to borrow an additional $559.1 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases. Federal Home Loan Bank advances at December 31, 1995 were $105.6 million compared to $73.2 million at September 30, 1995, an increase of $32.4 million. Other borrowed money decreased $11.9 million to $70.4 million at December 31, 1995 compared to $82.3 million at September 30, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Loan origination's for the three months ended December 31, 1995 were $54.6 million compared to $37.8 million for the same period in 1994.

It has been the Company's general policy to purchase debt securities (including mortgage-backed securities) for purposes of earning interest income and meeting regulatory liquidity requirements. At date of purchase, a decision is made to classify debt securities as either held to maturity or available for sale. Various factors are considered when determining whether debt securities are classified as either available for sale or held to maturity, including: repricing characteristics, liquidity needs, expected security life, yield and overall asset/liability strategies. Events which may be reasonably anticipated are considered when determining the Company's ability to hold debt securities to maturity. For those debt securities for which the Company has determined it has both the intent and ability to hold to maturity, a classification of held to maturity is made. Other debt securities are classified as available for sale. When a security available for sale is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were $74.2 million of securities sold during the three months ended December 31, 1995 compared to $2.2 million for the same period in 1994. Of the total securities sold during the three months ended December 31, 1995, $58.8 million, or 79%, represented the sale of the remaining mortgage-backed securities created by the securitization of fixed rate mortgage loans by the Bank in the fourth quarter of fiscal 1995.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at December 31, 1995 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                       Required          Actual          Excess
                                  ----------------------------------------------
Tangible Capital                  $  19,188   1.50%   $ 84,116    6.58% $ 64,928

Core Capital                         38,376   3.00%     84,116    6.58%   45,740

Risk-based Capital                   45,746   8.00%     89,551   15.66%   43,805

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Strategies employed by Eagle to manage the rate sensitivity of its assets include origination of adjustable rate mortgage and consumer loans and purchase of short-term and adjustable rate investments. Eagle also attempts to reduce the rate sensitivity of its liabilities by emphasizing core deposits, which are less sensitive to changes in interest rates, attracting longer term certificates of deposits when the market permits, and using long term Federal Home Loan Bank advances when such rates are competitive. Management will continue to monitor the impact of its borrowings and lending policies on Eagle's sensitivity to interest rate fluctuations.


NON-PERFORMING ASSETS - At December 31, 1995, the Company had total non-performing assets of $13.4 million, or 1.04% of total assets, including $10.9 million in non-performing loans and $2.5 million in real estate owned. The allowance for loan losses totaled $7.2 million or 66% of total non-performing loans at December 31, 1995. Information regarding non-performing assets and other asset quality data for December 31, 1995 and September 30, 1995 is as follows (dollars in thousands):

                                     December 31, 1995       September 30, 1995
                                     -----------------       ------------------

Non-performing loans                         $  10,966               $   11,130

Real estate owned, net                           2,474                    2,439
                                             ---------               ----------
Non-performing assets                        $  13,440               $   13,569
                                             =========               ==========
Restructured loans                           $   2,968               $    2,653
                                             =========               ==========
Impaired loans                               $   2,594
                                             =========
Non-performing assets/total assets                1.04%                    1.10%

Non-performing loans/loan receivable              1.46%                    1.54%

Allowance for loan losses/non-performing loans      66%                      67%


The Company's non-performing assets are almost exclusively residential in nature. Assets secured by residential property account for approximately 88% of the non-performing assets at December 31, 1995. Non-performing assets declined by $129,000, or 1.0%, for the three months ended December 31, 1995 from September 30, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The Company makes every effort to work with delinquent borrowers to negotiate an affordable payment schedule. This strategy has been more prevalent in hardship cases where rates have adjusted upward one or more times on adjustable rate mortgages. The terms of the restructures were primarily reductions in interest rates to a rate approximating the current rate on newly originated one year adjustable rate mortgage loans. The rate reduction is generally in effect for a period of six to twelve months and is then subject to review. Loans secured by one to four family residential properties represents $2.7 million or 89% of restructured loans of which $1.7 million are owner occupied primary residences. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

Loans delinquent between 30 and 90 days totaled $5.2 million at December 31, 1995 compared to $5.1 million at September 30, 1995.

The following table represents a breakdown of non-performing assets as of December 31, 1995 (dollars in thousands):

                                     Non-       Real        Total non-
                                  performing    estate     performing     % of
                                    loans      owned, net     assets      Total
                                  ---------------------------------------------
Residential mortgage loans
    One to four family            $ 9,360      $ 1,997      $ 11,357      84.50%

    Multi-family                        -          435           435       3.24%

Land loans                            123           42           165       1.23%

Commercial loans                      277            -           277       2.06%

Consumer loans                         10            -            10       0.07%

Home equity loans                   1,196            -         1,196       8.90%
                                  ---------------------------------------------
Total                            $ 10,966      $ 2,474      $ 13,440     100.00%
                                  =============================================

The allowance for loan losses declined to $7.2 million at December 31, 1995 from $7.5 million at September 30, 1995 due principally to charge-offs of approximately $459,000 for the three month period ended December 31, 1995. The charge-offs in 1995 compare to charge-offs of $143,000 for the same period in 1994. Provisions for loan losses were $225,000 for the three months ended December 31, 1995 compared to $225,000 for the three months ended December 31, 1994. Management monitors the adequacy of the allowances for loan and real estate owned losses on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

changes in economic conditions, particularly here in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management reviews and grades all adversely classified loans as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrowers ability to pay. Management obtains independent appraisals for significant properties.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.

RESULTS OF OPERATIONS
Comparison of The Three Month Periods Ended December 31, 1995 and 1994

GENERAL - Net income for the three months ended December 31, 1995 was $2.92 million versus $2.88 million for the three months ended December 31, 1994, an increase of 15%. The increase in net income can be attributed to a $926,000 increase in non-interest income offset by a $461,000 decrease in net interest income and a $288,000 increase in non-interest expense when comparing the three months ended December 31, 1995 and 1994. Despite an increase in the dollar amount of net income from 1994 to 1995, fully diluted earnings per share declined from $0.63 in 1994 to $0.62 in 1995. This primarily resulted from the additional shares issued from the secondary stock offering during the three months ended December 31, 1994 being outstanding for the entire three month period ended December 31, 1995.

NET INTEREST INCOME - Net interest income for the three months ended December 31, 1995 was $9.4 million, a decline of $461,000, or 4.7%, from $9.9 million in the comparable period in 1994. The principal factors causing this decline was the increase in the average cost of deposits during the respective three month periods from 3.52% in 1994 to 4.30% in 1995 and an increase in the average balance of FHLB advances and other borrowed money from $41.2 million during the three months ended December 31, 1994 to $162.2 million during the three months ended December 31, 1995. These factors resulted in the total cost on interest bearing liabilities increasing to 4.56% in 1995 from 3.63% in 1994, a total of 93 basis points.

PROVISION FOR LOAN LOSSES - The provision for loan losses was $225,000 for the three months ended December 31, 1995 and was equal to the amount recorded in the comparable period ended December 31, 1994. The loan loss allowance totaled $7.2 million at December 31, 1995 and represented 0.97% of loans receivable and 66% of non-performing loans.

NON-INTEREST INCOME - For the three months ended December 31, 1995 non-interest income increased $926,000, or 95%, to $1.9 million from $977,000 during the three months ended December 31, 1994. The increase was predominately the result of a gain of $631,000 on sale of securities in 1995 versus a loss on sale of securities of $104,000 in 1994. Other non-interest income increased $191,000, or 17.7%, when comparing the quarters ended December 31, 1995 and December 31, 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NON-INTEREST EXPENSE - Non-interest expense was $6.0 million for the three months ended December 31, 1995, an increase of $288,000 from the $5.7 million recorded for the three months ended December 31, 1994. A 100% increase in the net cost of real estate owned operations of $111,000 to $222,000 for the three months ended December 31, 1995 represented the only significant fluctuation between the comparable three month periods.

INCOME TAXES - Income taxes increased $133,000 to $2.2 million for the three months ended December 31, 1995 compared to the three months ended December 31, 1994 principally due to higher pre-tax income. The effective tax rates for the three months ended December 31, 1995 and 1994 were 42.6% and 41.5%, respectively.

                          EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                         PART II

Item 1 - Legal Proceedings
   Not applicable


Item 2 - Changes in Securities
   Not applicable


Item - 3 Defaults upon Senior Securities
   Not applicable


Item 4 - Submission of Matter to a Vote of Security Holders
   Not applicable


Item 5 - Other Information
   Not applicable


Item 6 - Exhibits and Reports on Form 8-K

On October 13, 1995 Eagle filed a report on Form 8-K which reported under Item 5
- Other Events, an announcement that Eagle had entered into definitive agreements with Fleet Bank, National Association ("Fleet"), and Shawmut Bank Connecticut, National Association ("Shawmut"), to purchase certain assets and assume the deposit liabilities of one Fleet branch office and four Shawmut branch offices.

On November 9, 1995 Eagle filed a report on Form 8-K which reported under Item 5
- Other Events, an announcement that the Company's annual meeting for the fiscal year ended September 30, 1995 would be held at 11:00 a.m. on January 23, 1996.

                          EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                        SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EAGLE FINANCIAL CORP.



Date:  February 14, 1996             By:  /s/ Mark J. Blum
                                     -------------------------------
                                      Mark J. Blum
                                      Vice President, Chief Financial Officer



Date:  February 14, 1996             By:  /s/ Barbara S. Mills
                                     --------------------------------
                                      Barbara S. Mills
                                      Vice President, Treasurer