Form 10-Q
period 1996-03-31
EAGLE FINANCIAL CORP
filed 1996-05-15
CIK 792369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549
                                    Form 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)


For the quarterly period ended  March 31, 1996

                              Eagle Financial Corp.
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                         Yes   X                      No

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (par value $0.01)                  4,492,893
 ------------------------------------------------------------------------------
                (Class)                       (Approximate No. of Shares
                                              Outstanding at May 13, 1996
                                               (Excluding Treasury Stock)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX


PART 1 -   FINANCIAL INFORMATION

  Consolidated Balance Sheets at March 31, 1996
    (unaudited) and September 30, 1995                                     2

  Consolidated Statements of Income for the Three and Six Months
   Ended March 31, 1996 and 1995 (unaudited)                               3

  Consolidated Statements of Cash Flows for the Six Months
    Ended March 31, 1996 and 1995 (unaudited)                              4-5

  Notes to Consolidated Financial Statements                               6-8

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                              9-15


PART II - OTHER INFORMATION                                                16

SIGNATURES                                                                 17

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)



                                                                          3/31/96       9/30/95
Assets                                                                  (Unaudited)
                                                                        -----------   -----------

Cash and amounts due from depository institutions                        22,594        22,670
Interest-bearing deposits                                                29,485        40,637
                                                                         ------        ------
     Cash and cash equivalents                                           52,079        63,307

Trading securities                                                        3,645            -
Investment securities available for sale (amortized cost $24,613 at
     March 31, 1996 and $54,386 at September 30, 1995                    24,657        53,816
Investment securities held to maturity (market value $1,040 at
    March 31, 1996 and $2,543 at September 30, 1995)                        981         2,476
Mortgage-backed securities available for sale (amortized cost $398,576
     at March 31, 1996 and $231,145 at September 30, 1995)              398,761       232,160
Mortgage-backed securities held to maturity (market value $81,526 at
     March 31, 1996 and $124,763 at September 30, 1996)                  82,495       123,625
Loans held for sale                                                      11,933         2,467
Loans receivable, net of allowance for loan losses of $9,673
     at March 31, 1996 and $7,457 at September 30, 1995                 782,219       713,856
Accrued interest receivable:
     Loans                                                                5,210         4,900
     Investment securities                                                1,857           972
     Mortgage-backed securities                                           2,444         2,608
Real estate owned, net                                                    2,660         2,128
Stock in Federal Home Loan Bank of Boston, at cost                       10,061         8,945
Premises and equipment, net                                               8,993         8,066
Prepaid expenses and other assets                                        40,563        17,960
                                                                         ------        ------

               Total Assets                                          $1,428,558    $1,237,286
                                                                     ==========    ==========

Liabilities and Shareholders' Equity

Liabilities

Deposits                                                             $1,058,007    $  951,751
Federal Home Loan Bank advances                                         177,380        73,150
Reverse repurchase agreements and other borrowed mone                    47,684        82,317
Advance payments by borrowers for taxes and insurance                     6,708         5,498
Accrued expenses and other liabilities                                   36,851        32,110
                                                                         ------        ------

          Total Liabilities                                           1,326,630     1,144,826
                                                                      ---------     ---------

Shareholders' Equity

Serial preferred stock, $.01 par value
     2,000,000 shares authorized and unissued                                 -             -
Common stock, $.01 par value
     8,000,000 shares authorized; 4,538,866 shares issued at March
     31, 1996 and 4,507,107 shares issued at September 30, 1995, including
     47,373 shares held in treasury                                          45           45
Additional paid-in capital                                               59,962        59,514
Retained earnings                                                        42,226        33,092
Cost of common treasury stock                                              (362)         (362)
Employee stock ownership plan stock                                         (94)          (94)
Net unrealized gain on available for sale securities                        151           265
                                                                      ---------     ---------

          Total Shareholders' Equity                                    101,928        92,460
                                                                      ---------     ---------
          Total Liabilities and Shareholders' Equity                 $1,428,558    $1,237,286
                                                                      =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data)

                                        Three Months Ended   Six Months Ended
                                       -------------------  -----------------
                                        3/31/96   3/31/95   3/31/96   3/31/95
                                        -------   -------   -------   -------
Interest income:
  Interest and fees on loans            $15,388   $16,139   $29,877   $31,507
  Interest on mortgage-backed
     securities                           6,901     2,906    12,922     4,903
  Interest on investment securities         458       745     1,190     1,612
  Dividends on investment securities      1,602       552     2,509     1,070
                                          -----       ---     -----     -----
     Total interest income               24,349    20,342    46,498    39,092
                                         ------    ------    ------    ------


Interest expense:
  Interest on deposits                   11,761     8,680    22,025    16,941
  Interest on Federal Home Loan Bank
    advances                              1,884       777     3,087     1,255
  Interest on reverse repurchase
    agreements and other borrowed money     874       651     2,155       800
                                            ---       ---     -----       ---
     Total interest expense              14,519    10,108    27,267    18,996
                                         ------    ------    ------    ------
     Net interest income                  9,830    10,234    19,231    20,096

Provision for loan losses                 1,366       225     1,591       450
                                          -----       ---     -----       ---
     Net interest income after provision  8,464    10,009    17,640    19,646
                                          -----    ------    ------    ------

Non-interest income:
  Net gain (loss) on sale of securities (1,163)        -      (532)     (104)
  Loss from mortgage banking activities (1,740)        -    (1,734)        -
  Gain on sale of deposits               15,904        -     15,904        -
  NOW account service fees                  617       487     1,234       985
  Other customer service fees               225       174       436       335
  Other income                              321       355       759       777
                                            ---       ---       ---       ---
     Total non-interest income           14,164     1,016    16,067     1,993
                                         ------     -----    ------     -----
                                         22,628    11,025    33,707    21,639
                                         ------    ------    ------    ------

Non-interest expense:
  Compensation, payroll taxes and
     benefits                             3,417     2,812     6,138     5,487
  Office occupancy                          891       670     1,570     1,297
  Advertising                               674       233       941       465
  Net cost of real estate owned operations  576       113       798       224
  Federal deposit insurance premiums        375       613       811     1,104
  Service bureau processing fees            455       358       860       696
  Amortization of intangible assets         646       412       993       817
  Other expense                           1,875       941     2,780     1,756
                                         ------    ------    ------    ------
     Total non-interest expense           8,909     6,152    14,891    11,846
                                         ------    ------    ------    ------
     Income before income taxes          13,719     4,873    18,816     9,793
Income taxes                              5,450     2,027     7,623     4,067
                                          -----     -----     -----     -----

     Net Income                          $8,269    $2,846   $11,193    $5,726
                                          =====     =====    ======     =====
Net Income per share:
    Primary                               $1.77     $0.63     $2.40     $1.27
                                           ====      ====      ====      ====

     Fully Diluted                        $1.76     $0.62     $2.39     $1.27
                                           ====      ====      ====      ====

Average number of shares and equivalent
     shares:
     Primary                          4,673,496 4,551,170 4,670,698 4,504,480
     Fully Diluted                    4,674,790 4,565,794 4,674,288 4,525,116

Dividends per share                       $0.23     $0.21     $0.46     $0.40


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                    Six Months Ended March 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                        ----          ----
Net income                                                             $11,193         $5,726
OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses                                           1,591            450
     Provision for losses on real estate owned                             409             36
     Provision for depreciation and amortization                           474            341
     Accretion of fees on loans                                           (235)           (22)
     Amortization of premiums (accretion of discounts) on investment
        and mortgage-backed securities                                     481           (506)
     Gain on sale of deposits                                          (15,904)             -
     Amortization of core deposit and other intangibles                    993            817
     Loss on trading securities                                             24              -
     Realized (gain) loss on sale of real estate owned, net                (54)           (41)
     Realized (gain) loss on sale of securities, net                       532            104
     Loss on mortgage banking  activities                                1,734              -
     Origination of loans held for sale                                (40,227)             -
     Proceeds from sales of loans held for sale                          9,417              -
     Decrease (increase) in accrued interest receivable                   (798)          (960)
     Decrease (increase) in prepaid expenses and other assets           (3,693)         7,593
     Loan origination fees                                                 692            118
     Increase (decrease) in accrued expenses and other liabilities       3,211            598
                                                                      --------       --------
          Net cash provided (used) by operating activities             (30,160)        14,254
                                                                      --------       --------
INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale     19,808          2,210
    Proceeds from maturities of investment securities                   13,500         10,200
    Principal payments on securities available for sale                  2,360          2,442
    Principal payments on investment securities                              -          2,624
    Purchases of investment securities available for sale              (15,017)             -
    Purchases of investment securities                                       -         (7,892)
    Proceeds from sales of mortgage-backed securities available
       for sale                                                        144,483              -
    Principal payments on mortgage-backed securities available
       for sale                                                         52,315          1,448
    Principal payments on mortgage-backed securities                     4,835          5,252
    Purchases of mortgage-backed securities available for sale        (268,829)       (20,807)
    Purchases of mortgage-backed securities                            (48,445)       (48,764)
    Proceeds from sales of mortgage-backed securities prior
       to maturity                                                           -          4,032
    Principal payments on loans receivable                              59,157         38,809
    Loan originations                                                  (81,309)       (68,267)
    Proceeds from sales of loans                                           999            354
    Decrease in real estate owned                                            -            431
    Proceeds from sales of real estate owned                             1,485          1,884
    Acquisition of loans and other assets                              (39,109)             -
    Purchases of premises and equipment                                    939           (962)
    Increase in investment in Federal Home Loan Bank stock              (1,116)             -
    Proceeds from sales of premises and equipment                          713              -
                                                                      --------       --------
          Net cash used by investing activities                       (155,178)       (77,006)

FINANCING ACTIVITIES:
    Net increase (decrease) in Passbook, NOW and Money
        Market accounts                                                (24,342)       (40,434)
    Net increase (decrease) in certificate accounts                     61,869         39,594
    Assumption of deposits and liabilities of acquired branches        235,893              -
    Sale of deposits                                                   168,506              -
    Borrowings under Federal Home Loan Bank advances                   300,535         64,510
    Payments of Federal Home Loan Bank Advances                       (196,305)       (39,570)
    Net increase in borrowed money                                     (34,633)        33,560
    Net increase in advance payments by borrowers for taxes and
       insurance                                                         1,210            817
    Proceeds from exercise of stock options and dividends reinvested       448            361
    Proceeds from sale of common stock                                       -         16,658
    Cash dividends                                                      (2,059)        (1,772)
                                                                      --------       --------
          Net cash provided by financing activities                    174,110         73,724
                                                                      --------       --------
    Increase (decrease) in cash and cash equivalents                   (11,228)        10,972
  Cash and cash equivalents at beginning of period                      63,307         24,652
                                                                      --------       --------
    Cash and cash equivalents at end of period                         $52,079        $35,624
                                                                      ========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)


                                                                 Six Months Ended December 31,
                                                                 -----------------------------
                                                                        1996          1995
                                                                        ----          ----

NON-CASH INVESTING ACTIVITIES:
     Transfer of investment securities held to maturity
       to investment securities available for sale                  $    -        $53,124
     Transfer of mortgage-backed securities held to maturity to
       mortgage-backed securities available for sale                 90,603        18,529
     Securitization of loans held for sale into trading securities    3,669             -
     Transfer of loans held for sale to loans held for portfolio     15,941             -
     Transfer of loans to real estate owned                           2,372           755
                                                                     ======        ======
SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                              $ 6,400       $ 5,950
     Interest paid                                                   27,462        19,174
                                                                     ======        ======




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Eagle Financial Corp. (the "Company") is the holding company and parent of Eagle Federal Savings Bank (the "Bank"). The Bank serves customers from nineteen branch offices located in Hartford and eastern Litchfield counties.

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three and six month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1995 annual report on Form 10-K.

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

The adoption of these statements had no impact on the results of operations. At March 31, 1996, the Bank had $5.4 million of impaired loans, of which $1.6 million had allowances for loan losses of $582,000 attributed to them. The allowance for loan losses on impaired loans represents an allocation from the existing allowance for loan losses.

The Bank's method of recognizing interest income is to generally discontinue the accrual of interest when a loan becomes 90 days past due as to principal or interest. Upon adoption of SFAS No. 114 and SFAS No. 118, the Bank's method for recognition of interest income on impaired loans is consistent with the method for recognition of interest income on all loans. Interest income recognized on impaired loans totaled $76,539 for the six months ended March 31, 1996.

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

(3)  Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):


                                           Six months ended March 31,
                                           --------------------------
                                              1996          1995
                                              ----          ----

Balance, beginning of period                 $ 7,457        $8,311

Provisions charged to operations               1,591           450

Charge-offs                                  (1,249)         (474)

Recoveries                                         3            78

Additions to allowance for purchased loans     1,871            -
                                              ------        ------
Balance, end of period                       $ 9,673        $8,365
                                              ======        ======

(4)  Net Cost of Real Estate Owned Operations

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):


                                           Six months ended March 31,
                                           --------------------------
                                               1996          1995
                                               ----          ----

Net (gain) loss on sales of real estate owned  $(54)         $(41)

Provision for losses charged to operations      409            37

Expenses of holding real estate owned,
  net of rental income                          443           228
                                                ---           ---
                                               $798          $224
                                               ====          ====

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - Eagle Financial Corp. (the "Company") is a $1.43 billion savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquarters in Bristol, Connecticut, which conducts business from 19 banking offices located in Hartford and Litchfield Counties. The primary business of the Bank is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

At March 31, 1996, the Company had total assets of $1.43 billion compared to $1.24 billion at September 30, 1995, an increase of $191 million or 15.5%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, increased $78.2 million to $794.2 million at March 31, 1996 from $716.0 million at September 30, 1995. Total deposits increased 11.2%, or $106.3 million, from $951.8 million at September 30, 1995 to $1.06 billion at March 31, 1996. At March 31, 1996 shareholders' equity represented 7.14% of total assets compared to 7.47% at September 30, 1995. Total securities, including mortgage-backed securities, were $510.5 at March 31, 1996 compared to $412.1 million at September 30, 1995, an increase of $98.5 million or 23.9%.

On January 19, 1996, the Bank completed the acquisition of five branch offices, related deposits and certain other assets and liabilities from Fleet Bank, N.A. and Shawmut Bank Connecticut, N.A. The following assets and liabilities were recorded as a result of the transactions (in thousands):

        Cash                            $196,785
        Loans Receivable                  35,720
        Goodwill                          19,527
        Other Assets                       1,681
                                         -------
          Total Assets                  $253,713
                                         =======

        Deposits                        $253,139
        Other Liabilities                    574
                                         -------
          Total Liabilities             $253,713
                                         =======

On March 1, 1996, the Bank completed the sale of seven branch offices and related deposits to Union Savings Bank of Danbury. Deposits totaling $184 million were sold in the transaction. Also included were loans receivable of $999,000 and premises and equipment of $713,000. The Bank received a premium on the deposits of 9% that resulted in a gain of $15.9 million being recorded in the second quarter of fiscal 1996.

In addition to the above mentioned branch related transactions, on March 1, 1996 the Bank closed two branch offices that were in close proximity to two of the branch offices acquired from Fleet/Shawmut. All accounts related to the closed branches were transferred to the newly acquired branches.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY - As a member of the Federal Home Loan Bank System, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At March 31, 1996, the Bank was in compliance with the Federal Home Loan Bank liquidity requirements having an average liquidity ratio of 10.80% for the three months ended March 31, 1996.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on debt securities, maturing investments and Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At March 31, 1996, the Bank had approximately $73.1 million in loan commitments outstanding, including $34.2 million in available home equity lines of credit and $8.9 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, investment maturities and principal amortization, loan repayments, and borrowings. The Bank has the capacity to borrow an additional $555 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases. Federal Home Loan Bank advances at March 31, 1996 were $177.4 million compared to $73.2 million at September 30, 1995, an increase of $104.2 million. Other borrowed money decreased $34.6 million to $47.4 million at March 31, 1996 compared to $82.3 million at September 30, 1995.

Loan origination's for the six months ended March 31, 1996 were $121.5 million compared to $68.3 million for the same period in 1995.

It has been the Company's general policy to purchase debt securities (including mortgage-backed securities) for purposes of earning interest income and meeting regulatory liquidity requirements. At date of purchase, a decision is made to classify debt securities as either held to maturity or available for sale. Various factors are considered when determining whether debt securities are classified as either available for sale or held to maturity, including: repricing characteristics, liquidity needs, expected security life, yield and overall asset/liability strategies. Events which may be reasonably anticipated are considered when determining the Company's ability to hold debt securities to maturity. For those debt securities for which the Company has determined it has both the intent and ability to hold to maturity, a classification of held to maturity is made. Other debt securities are classified as available for sale. When a security available for sale is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were $164.6 million of securities sold during the six months ended March 31, 1996 compared to $6.2 million for the same period in 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


The high level of security sales during the first six months of fiscal 1996 can be primarily attributed to two distinct management decisions. The first decision, which was consummated in the first quarter of fiscal 1996, was to sell $58.8 million of fixed rate mortgage-backed securities created from the securitization in the prior year of certain mortgage loans within the Bank's loan portfolio. The sales represent the final step of a balance sheet restructuring which converted approximately $150 million of fixed rate mortgage loans into adjustable rate mortgage related securities. The sales resulted in a realized gain of $631,000. The second decision, which occurred in March 1996, was to dispose of approximately $92 million of the Bank's lowest yielding securities and reinvest the proceeds in securities that will generate on estimated improvement in yield of between 125 to 175 basis points. The March 1996 sales resulted in a realized loss of $1.2 million.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at March 31, 1996 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                 Required       Actual             Excess
                                 --------       ------             ------
Tangible Capital              20,993    1.50%   72,428    5.18%   51,435

Core Capital                  41,986    3.00%   72,428    5.18%   30,442

Risk-based Capital            52,537    8.00%   78,559   11.96%   26,022

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NON-PERFORMING ASSETS - At March 31, 1996, the Company had total non-performing assets of $13.1 million, or 0.92% of total assets, including $10.5 million in non-performing loans and $2.7 million in real estate owned. The allowance for loan losses totaled $9.7 million or 92% of total non-performing loans at March 31, 1996. Information regarding non-performing assets and other asset quality data for March 31, 1996 and September 30, 1995 is as follows (dollars in thousands):
                                           March 31, 1996  September 30, 1995
                                           --------------  ------------------

Non-performing loans                           $10,483          $11,130
Real estate owned, net                           2,660            2,439
                                                 -----            -----
  Non-performing assets                        $13,143          $13,569
                                                ======           ======

Restructured loans                             $ 4,394          $ 2,653
                                                 =====            =====
Impaired loans:
  Non-performing (1)                           $ 2,205
  Performing                                   $ 3,145
                                                 =====


Non-performing assets/total assets               0.92%            1.10%
Non-performing loans/gross loans receivable      1.32%            1.54%
Allowance for loan losses/non-performing lo        92%              67%

(1) Non-performing impaired loans are included in the non-performing loans total of $10,483,000.

The Company's non-performing assets are almost exclusively residential in nature. Assets secured by residential property account for approximately 97% of the non-performing assets at March 31, 1996.

The Company makes every effort to work with delinquent borrowers to negotiate an affordable payment schedule. This strategy has been more prevalent in hardship cases where rates have adjusted upward one or more times on adjustable rate mortgages. The terms of the restructures were primarily reductions in interest rates to a rate approximating the current rate on newly originated one year adjustable rate mortgage loans. The rate reduction is generally in effect for a period of six to twelve months and is then subject to review. Loans secured by one to four family residential properties represents $3.9 million or 90% of restructured loans. Approximately $2.2 million restructured loans are owner occupied primary residences. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Loans delinquent between 30 and 90 days totaled $5.9 million at March 31, 1996 compared to $5.1 million at September 30, 1995.

The following table represents a breakdown of non-performing assets as of March 31, 1996 (dollars in thousands):
                                       Non-        Real     Total non-
                                    performing    state    performing     % of
                                       loans    owned, net    assets     Total
                                       -----      ------      ------     -----
Residential mortgage loans
    One to four family                $ 8,903     $2,426   $11,329      86.20%
    Multi-family                          361        209       570       4.34%
Land loans                                 -          25        25       0.19%
Commercial loans                          277          -       277       2.11%
Consumer loans                              7          -         7       0.05%
Home equity loans                         935          -       935       7.11%
                                       ------      -----    ------     ------
    Total                             $10,483     $2,660   $13,143     100.00%
                                      =======     ======   =======     ======

The allowance for loan losses increased to $9.7 million at March 31, 1996 from $7.5 million at September 30, 1995 due to provisions of $1.6 million and a purchase accounting adjustment of $1.9 million related to the loans acquired in the Fleet/Shawmut transaction. The loan loss provision of $1.6 million on the existing portfolio for the six months ended March 31, 1996 increased $1.1 million when compared to the six months ended March 31, 1995. The majority of the provision was recognized in the quarter ended March 31, 1996. This increase can be attributed to a number of factors.

The most significant factor leading to the provision was an increase in the general loan loss allowance allocation percentage on two specific loan categories. These loan categories have evidenced a trend in recent quarters of an increased charge-off to loan balance ratio and, as a result the allowance allocation was increased to compensate for the higher charge-off ratio. In addition, a number of properties foreclosed on during the quarter ended March 31, 1996 resulted in larger than expected charge-offs due to property valuations obtained in the foreclosure proceedings being lower than previous valuations. The final factor contributing to the increased provision was an overall increase in delinquent, non-performing and restructured loans during the three months ended March 31, 1996 as a result of the weak economic conditions which persist in Connecticut.

Management monitors the adequacy of the allowances for loan and real estate owned losses on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly here in Connecticut. In connection with the determination of the allowances for losses and real estate owned, management reviews and grades all adversely classified loans as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrowers ability to pay. Management obtains independent appraisals for significant properties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.

RESULTS OF OPERATIONS
Comparison of the Three and Six Month Periods Ended March 31, 1996 and 1995.

GENERAL
Net income increased $5.4 million to $8.3 million for the three months ended March 31, 1996 compared to the net income of $2.8 million for the comparable period in 1995. The principal component of the increase was a $15.9 million gain on the sale of seven branch offices and related deposits. This gain was offset by several non-recurring items during the quarter including; a $1.2 million loss on the sale of securities, a $1.7 million unrealized loss on loans classified held for sale, a $1.1 million increase in the provision for loan losses and additional charges of a non-recurring nature totaling $1.2 million. Net income for the six months ended March 31, 1996 was $11.2 million compared to $5.7 million for the six months ended March 31, 1995. Principally the same factors attributed to the quarter were the cause of the increase in net income for the six month period.

NET INTEREST INCOME
Net interest income for the three months ended March 31, 1996 was $9.8 million, a $400,000 decrease from the $10.2 million recorded in the comparable period in 1995. Net interest income declined $900,000 to $19.2 million for the six months ended March 31, 1996 from $20.1 million for the six months ended March 31, 1995. The decline in net interest income is attributable to a significant decrease in the net interest spread for both the three and six month periods despite an increase in the average balance of interest earning assets.

The net interest spread for the three and six month periods ended March 31, 1996 was 2.77% and 2.86%, respectively, compared to 3.61% and 3.63% for the comparable periods in 1995. The principal factor contributing to the decline was an increase in the overall cost of deposits of 53 basis points from the March 95 quarter to March 96 quarter and 65 basis points for the six month periods. The yield on interest earning assets was negatively impacted due to the investment of funds received in the Fleet/Shawmut transaction in lower yielding, liquid investments, for approximately 40 days, in order to fund the branch and deposit sale that occurred later in the quarter.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased by $1.1 million from $225,000 for the quarter ended March 31, 1995 to $1.4 million for the quarter ended March 31, 1996. For the six months ended March 31, 1996, the provision for loan losses was $1.6 million, a $1.1 million increase from the comparable period in 1995. The increase in the provision resulted from several factors, see "Non-Performing Assets".

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NON-INTEREST INCOME
Several factors contributed to an increase of $13.2 million in non-interest income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The gain on the sale of deposits of $15.9 million was offset by losses generated from security sales of $1.2 million and an unrealized loss of $1.7 million on loans held for sale. These items also effected the comparison of the six months ended March 31, 1996 versus March 31, 1995. Recurring non-interest income increased $147,000 to $1.2 million for the three months ended March 31, 1996 and increased $332,000 to $2.4 million for the six months ended March 31, 1996 due primarily to higher NOW account service fees.

NON-INTEREST EXPENSE
Non-interest expense increased $2.8 million to $8.9 million during the three months ended March 31, 1996 from $6.2 million during the three months ended March 31, 1995. Non-recurring expenses of $1.2 million during the March 1996 quarter, principally related to a special marketing promotion following the Fleet/Shawmut transaction and certain consulting charges incurred during the quarter, are partly responsible for the increase. Maintaining an expanded branch network for a portion of the quarter also helped to increase non-interest expense, particularly with respect to compensation and office occupancy which increased $605,000 and $221,000, respectively. Increases in the net cost of real estate owned operations and the amortization of intangible assets of $463,000 and $234,000, respectively, when comparing the March 96 and March 95 quarters were offset by a decrease in Federal deposit insurance premiums of $238,000.

Non-interest expense for the six months ended March 31, 1996 was $14.9 million, a $3.1 million increase from the $11.8 million reported for the six months ended March 31, 1995. The non-recurring expenses and operation costs related to the expanded branch network contributed to the increase as did a $176,000 increase in amortization of intangible assets and a $554,000 increase in the net cost of real estate owned operations. An increase in provisions for real estate owned losses of $372,000 was the primary factor leading to the increased net cost of real estate owned operations.

INCOME TAXES
Income taxes increased $3.4 million to $5.5 million during the quarter ended March 31, 1996 and $3.6 million to $7.6 million during the six months ended March 31, 1996 principally due to higher pre-tax income when compared to the similar periods in the previous year. The effective tax rate for the three and six month periods ended March 31, 1996 was 39.7% and 40.5%, respectively.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

Item 1 - Legal Proceedings
   Not applicable


Item 2 - Changes in Securities
   Not applicable


Item - 3 Defaults upon Senior Securities
   Not applicable


Item 4 - Submission of Matter to a Vote of Security Holders
The annual meeting of shareholders of Eagle Financial Corp. was held on January 23, 1996, at which time the following proposals were considered and voted upon;
(1) the election of four directors, three for a three-year term and one for a two-year term; and (2) the ratification of the appointment by the Board of Directors of the firm of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending September 30, 1996.

With respect to Proposal One, the following votes were cast in the election of directors:

                                         Withhold Authority
Nominees                       For            To Vote
- ---------------------------------------------------------------------
George T. Carpenter           3,420,021       57,690
Thomas V. LaPorta             3,423,350       54,361
Steven E. Lasewicz, Jr.       3,422,501       55,210
Robert J. Britton             3,423,469       54,242

With respect to Proposal Two, 3,446,647 votes were cast FOR ratification of the appointment of the firm of KPMG Peat Marwick as independent auditors of the Company, 17,063 votes were against such ratification, and 13,501 votes, were abstention.


Item 5 - Other Information
   Not applicable

Item 6 - Exhibits and Reports on Form 8-K
On February 29, 1996 Eagle filed a report on Form 8-K which reported under Item 5 - Other Events, an announcement that Eagle had entered into a definitive agreement with Union Savings Bank of Danbury to sell seven branch banking offices and the related deposit liabilities in the Danbury Market area.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EAGLE FINANCIAL CORP.



Date:  May 15, 1996      By:  /s/ Mark J. Blum
                              --------------------------------------
                              Mark J. Blum
                              Vice President, Chief Financial Officer



Date:  May 15, 1996      By:  /s/ Barbara S. Mills
                              --------------------------------------
                              Barbara S. Mills
                              Vice President, Treasurer