Form 10-Q/A
period 1996-03-31
EAGLE FINANCIAL CORP
filed 1996-07-19
CIK 792369

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

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)



                                                                          3/31/96       9/30/95
Assets                                                                  (Unaudited)
                                                                        -----------   -----------

Cash and amounts due from depository institutions                        22,594        22,670
Interest-bearing deposits                                                29,485        40,637
                                                                         ------        ------
     Cash and cash equivalents                                           52,079        63,307

Trading securities                                                        3,645            -
Investment securities available for sale (amortized cost $24,613 at
     March 31, 1996 and $54,386 at September 30, 1995                    24,657        53,816
Investment securities held to maturity (market value $1,040 at
    March 31, 1996 and $2,543 at September 30, 1995)                        981         2,476
Mortgage-backed securities available for sale (amortized cost $398,576
     at March 31, 1996 and $231,145 at September 30, 1995)              398,761       232,160
Mortgage-backed securities held to maturity (market value $81,526 at
     March 31, 1996 and $124,763 at September 30, 1996)                  82,495       123,625
Loans held for sale                                                      11,933         2,467
Loans receivable, net of allowance for loan losses of $9,673
     at March 31, 1996 and $7,457 at September 30, 1995                 782,219       713,856
Accrued interest receivable:
     Loans                                                                4,881         4,900
     Investment securities                                                1,857           972
     Mortgage-backed securities                                           2,444         2,608
Real estate owned, net                                                    2,660         2,128
Stock in Federal Home Loan Bank of Boston, at cost                       10,061         8,945
Premises and equipment, net                                               8,993         8,066
Prepaid expenses and other assets                                        40,563        17,960
                                                                         ------        ------

               Total Assets                                          $1,428,229    $1,237,286
                                                                     ==========    ==========

Liabilities and Shareholders' Equity

Liabilities

Deposits                                                             $1,058,007    $  951,751
Federal Home Loan Bank advances                                         177,380        73,150
Reverse repurchase agreements and other borrowed mone                    47,684        82,317
Advance payments by borrowers for taxes and insurance                     6,708         5,498
Accrued expenses and other liabilities                                   36,751        32,110
                                                                         ------        ------

          Total Liabilities                                           1,326,530     1,144,826
                                                                      ---------     ---------

Shareholders' Equity

Serial preferred stock, $.01 par value
     2,000,000 shares authorized and unissued                                 -             -
Common stock, $.01 par value
     8,000,000 shares authorized; 4,538,866 shares issued at March
     31, 1996 and 4,507,107 shares issued at September 30, 1995, including
     47,373 shares held in treasury                                          45           45
Additional paid-in capital                                               59,962        59,514
Retained earnings                                                        41,997        33,092
Cost of common treasury stock                                              (362)         (362)
Employee stock ownership plan stock                                         (94)          (94)
Net unrealized gain on available for sale securities                        151           265
                                                                      ---------     ---------

          Total Shareholders' Equity                                    101,699        92,460
                                                                      ---------     ---------
          Total Liabilities and Shareholders' Equity                 $1,428,229    $1,237,286
                                                                      =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data)


                                        Three Months Ended   Six Months Ended
                                       -------------------  -----------------
                                        3/31/96   3/31/95   3/31/96   3/31/95
                                        -------   -------   -------   -------
Interest income:
  Interest and fees on loans            $15,059   $16,139   $29,548   $31,507
  Interest on mortgage-backed
     securities                           6,901     2,906    12,922     4,903
  Interest on investment securities         458       745     1,190     1,612
  Dividends on investment securities      1,602       552     2,509     1,070
                                          -----       ---     -----     -----
     Total interest income               24,020    20,342    46,169    39,092
                                         ------    ------    ------    ------


Interest expense:
  Interest on deposits                   11,761     8,680    22,025    16,941
  Interest on Federal Home Loan Bank
    advances                              1,884       777     3,087     1,255
  Interest on reverse repurchase
    agreements and other borrowed money     874       651     2,155       800
                                            ---       ---     -----       ---
     Total interest expense              14,519    10,108    27,267    18,996
                                         ------    ------    ------    ------
     Net interest income                  9,441    10,234    18,842    20,096

Provision for loan losses                 1,366       225     1,591       450
                                          -----       ---     -----       ---
     Net interest income after provision  8,075    10,009    17,251    19,646
                                          -----    ------    ------    ------

Non-interest income:
  Net gain (loss) on sale of securities (1,163)        -      (532)     (104)
  Loss from mortgage banking activities (1,740)        -    (1,734)        -
  Gain on sale of deposits               15,904        -     15,904        -
  NOW account service fees                  617       487     1,234       985
  Other customer service fees               225       174       436       335
  Other income                              321       355       759       777
                                            ---       ---       ---       ---
     Total non-interest income           14,164     1,016    16,067     1,993
                                         ------     -----    ------     -----
                                         22,239    11,025    33,318    21,639
                                         ------    ------    ------    ------

Non-interest expense:
  Compensation, payroll taxes and
     benefits                             3,417     2,812     6,138     5,487
  Office occupancy                          891       670     1,570     1,297
  Advertising                               674       233       941       465
  Net cost of real estate owned operations  576       113       798       224
  Federal deposit insurance premiums        375       613       811     1,104
  Service bureau processing fees            455       358       860       696
  Amortization of intangible assets         646       412       993       817
  Other expense                           1,875       941     2,780     1,756
                                         ------    ------    ------    ------
     Total non-interest expense           8,909     6,152    14,891    11,846
                                         ------    ------    ------    ------
     Income before income taxes          13,330     4,873    18,427     9,793
Income taxes                              5,290     2,027     7,463     4,067
                                          -----     -----     -----     -----

     Net Income                          $8,040    $2,846   $10,964    $5,726
                                          =====     =====    ======     =====
Net Income per share:
    Primary                               $1.72     $0.63     $2.35     $1.27
                                           ====      ====      ====      ====

     Fully Diluted                        $1.72     $0.62     $2.35     $1.27
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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                    Six Months Ended March 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                        ----          ----
Net income                                                             $10,964         $5,726
OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses                                           1,591            450
     Provision for losses on real estate owned                             409             36
     Provision for depreciation and amortization                           474            341
     Accretion of fees on loans                                           (235)           (22)
     Amortization of premiums (accretion of discounts) on investment
        and mortgage-backed securities                                     481           (506)
     Gain on sale of deposits                                          (15,904)             -
     Amortization of core deposit and other intangibles                    993            817
     Loss on trading securities                                             24              -
     Realized (gain) loss on sale of real estate owned, net                (54)           (41)
     Realized (gain) loss on sale of securities, net                       532            104
     Loss on mortgage banking  activities                                1,734              -
     Origination of loans held for sale                                (40,227)             -
     Proceeds from sales of loans held for sale                          9,417              -
     Decrease (increase) in accrued interest receivable                   (469)          (960)
     Decrease (increase) in prepaid expenses and other assets           (3,693)         7,593
     Loan origination fees                                                 692            118
     Increase (decrease) in accrued expenses and other liabilities       3,111            598
                                                                      --------       --------
          Net cash provided (used) by operating activities             (30,160)        14,254
                                                                      --------       --------
INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale     19,808          2,210
    Proceeds from maturities of investment securities                   13,500         10,200
    Principal payments on securities available for sale                  2,360          2,442
    Principal payments on investment securities                              -          2,624
    Purchases of investment securities available for sale              (15,017)             -
    Purchases of investment securities                                       -         (7,892)
    Proceeds from sales of mortgage-backed securities available
       for sale                                                        144,483              -
    Principal payments on mortgage-backed securities available
       for sale                                                         52,315          1,448
    Principal payments on mortgage-backed securities                     4,835          5,252
    Purchases of mortgage-backed securities available for sale        (268,929)       (20,807)
    Purchases of mortgage-backed securities                            (48,445)       (48,764)
    Proceeds from sales of mortgage-backed securities prior
       to maturity                                                           -          4,032
    Principal payments on loans receivable                              59,188         38,809
    Loan originations                                                  (81,309)       (68,267)
    Proceeds from sales of loans                                           999            354
    Decrease in real estate owned                                            -            431
    Proceeds from sales of real estate owned                             1,485          1,884
    Acquisition of loans and other assets                              (39,109)             -
    Purchases of premises and equipment                                   (939)          (962)
    Increase in investment in Federal Home Loan Bank stock              (1,116)             -
    Proceeds from sales of premises and equipment                          713              -
                                                                      --------       --------
          Net cash used by investing activities                       (155,178)       (77,006)

FINANCING ACTIVITIES:
    Net increase (decrease) in Passbook, NOW and Money
        Market accounts                                                (24,342)       (40,434)
    Net increase (decrease) in certificate accounts                     61,869         39,594
    Assumption of deposits and liabilities of acquired branches        235,893              -
    Sale of deposits                                                  (168,506)             -
    Borrowings under Federal Home Loan Bank advances                   300,535         64,510
    Payments of Federal Home
Loan Bank Advances                                                    (196,305)       (39,570)
    Net increase in borrowed money                                     (34,633)        33,560
    Net increase in advance payments by borrowers for taxes and
       insurance                                                         1,210            817
    Proceeds from exercise of stock options and dividends reinvested       448            361
    Proceeds from sale of common stock                                       -         16,658
    Cash dividends                                                      (2,059)        (1,772)
                                                                      --------       --------
          Net cash provided by financing activities                    174,110         73,724
                                                                      --------       --------
    Increase (decrease) in cash and cash equivalents                   (11,228)        10,972
  Cash and cash equivalents at beginning of period                      63,307         24,652
                                                                      --------       --------
    Cash and cash equivalents at end of period                         $52,079        $35,624
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
                                               ====          ====

(4)  Restatement of Quarter Ended March 31, 1996


Results for the quarter ended March 31, 1996 have been restated to reflect adjustments primarily related to errors in the calculation of accrued interest on certain loans acquired as part of the Fleet/Shawmut transaction. The effect of the restatement is as follows (in thousands, except per share data):


                                    Three months ended     Six months ended
                                      March 31, 1996         March 31, 1996
                                      --------------         --------------

Net interest income                      ($389)                   ($389)
Net income                               ($229)                   ($229)
Net income per share:
     Primary                             ($0.05)                  ($0.05)
     Fully diluted                       ($0.04)                  ($0.04)


The result of the restatement is as follows (in thousands, except per share data):

                                     Three months ended       Six months ended
                                       March 31, 1996          March 31, 1996
                                       --------------          --------------

Net interest income                       $9,441                   $18,842
Net income                                $8,040                   $10,964
Net income per share:
     Primary                               $1.72                    $2.35
     Fully diluted                         $1.72                    $2.35

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


                                 Required       Actual             Excess
                                 --------       ------             ------
Tangible Capital              20,988    1.50%   72,199    5.16%   51,211

Core Capital                  41,976    3.00%   72,199    5.16%   30,223

Risk-based Capital            52,511    8.00%   78,330   11.93%   25,819

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