Form 10-Q
period 1996-06-30
EAGLE FINANCIAL CORP
filed 1996-08-14
CIK 792369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549
                                    Form 10-Q

(  X  )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1996

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

                             Yes   X                        No

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (par value $0.01)                    4,522,776
- --------------------------------------------------------------------------------
                (Class)                        (Approximate No. of Shares
                                              Outstanding at August 9, 1996
                                                (Excluding Treasury Stock)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     INDEX


PART 1 -   FINANCIAL INFORMATION

          Consolidated Balance Sheets at June 30, 1996
           (unaudited) and September 30, 1995                          2

          Consolidated Statements of Income for the Three and Nine
            Months Ended June 30, 1996 and 1995 (unaudited)            3

          Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 1996 and 1995 (unaudited)                    4-5

          Notes to Consolidated Financial Statements                   6-8

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9-16


PART II - OTHER INFORMATION                                            17

SIGNATURES                                                             18

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)


                                                                                       6/30/96       9/30/95
Assets                                                                                (Unaudited)
- ------                                                                               -----------  -----------

Cash and amounts due from depository institutions                                   $   23,840    $   22,670
Interest-bearing deposits                                                               11,256        40,637
                                                                                        ------        ------
     Cash and cash equivalents                                                          35,096        63,307

Investment securities available for sale (amortized cost $23,682 at
     June 30, 1996 and $54,386 at September 30, 1995)                                   23,702        53,816
Investment securities held to maturity (market value $1,018 at
    June 30, 1996 and $2,543 at September 30, 1995)                                        984         2,476
Mortgage-backed  securities  available for sale (amortized cost $393,680 at June
     30, 1996 and $231,145 at September 30, 1995)                                      390,967       232,160
Mortgage-backed securities held to maturity (market value $77,833 at
     June 30, 1996 and $124,763 at September 30, 1995)                                  79,289       123,625
Loans held for sale                                                                      1,184         2,467
Loans receivable, net of allowance for loan losses of $8,920
     at June 30, 1996 and $7,457 at September 30, 1995                                 795,999       713,856
Accrued interest receivable:
     Loans                                                                               4,832         4,900
     Investment securities                                                                 393           972
     Mortgage-backed securities                                                          3,679         2,608
Real estate owned, net                                                                   3,517         2,128
Stock in Federal Home Loan Bank of Boston, at cost                                      10,061         8,945
Premises and equipment, net                                                              9,565         8,066
Prepaid expenses and other assets                                                       43,149        17,960
                                                                                        ------        ------

               Total Assets                                                         $1,402,417    $1,237,286
                                                                                    ==========    ==========

Liabilities and Shareholders' Equity
- ------------------------------------

Liabilities
- -----------

Deposits                                                                            $1,069,372    $  951,751
Federal Home Loan Bank advances                                                        179,330        73,150
Reverse repurchase agreements and other borrowed money                                  30,395        82,317
Advance payments by borrowers for taxes and insurance                                   10,050         5,498
Accrued expenses and other liabilities                                                  10,914        32,110
                                                                                        ------        ------

          Total Liabilities                                                          1,300,061     1,144,826
          -----------------                                                          ---------     ---------

Shareholders' Equity
- --------------------

Serial preferred stock, $.01 par value
     2,000,000 shares authorized and unissued                                                 -            -
Common stock, $.01 par value
     8,000,000 shares authorized; 4,564,117 shares issued at June 30,
     1996 and 4,507,107 shares issued at September 30, 1995, including
     47,373 shares held in treasury                                                          46            45
Additional paid-in capital                                                               60,402        59,514
Retained earnings                                                                        43,883        33,092
Cost of common treasury stock                                                              (362)         (362)
Employee stock ownership plan stock                                                           -           (94)
Net unrealized gain (loss) on available for sale securities                              (1,613)          265
                                                                                         ------           ---

          Total Shareholders' Equity                                                    102,356        92,460
                                                                                        -------        ------

          Total Liabilities and Shareholders' Equity                                 $1,402,417    $1,237,286
                                                                                     ==========    ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data)

                                             Three Month Ended            Nine Months Ended
                                            -----------------------------------------------
                                                6/30/96   6/30/95   6/30/96   6/30/95
                                                -------   -------   -------   -------
Interest income:
  Interest and fees on loans                   $15,642   $16,643   $45,190   $48,150
  Interest on mortgage-backed securities         8,065     3,682    20,987     8,584
  Interest on investment securities                406       600     1,596     2,209
  Dividends on investment securities               668       734     3,177     1,808
                                                   ---       ---     -----     -----
     Total interest income                      24,781    21,659    70,950    60,751
                                                ======    ======    ======    ======

Interest expense:
  Interest on deposits                          11,137     9,556    33,162    26,497
  Interest on Federal Home Loan Bank advances    2,515     1,178     5,602     2,433
  Interest on reverse repurchase agreements
    and other borrowed money                       630       817     2,845     1,617
                                                   ---       ---     -----     -----
     Total interest expense                     14,282    11,551    41,609    30,547
                                                ======    ======    ======    ======

     Net interest income                        10,499    10,108    29,341    30,204

Provision for loan losses                          225       525     1,816       975
                                                   ---       ---     -----       ---
     Net interest income after provision
       for loan losses                          10,274     9,583    27,525    29,229
                                                ======     =====    ======    ======

Non-interest income:
  Net gain (loss) on sale of securities             64       (10)     (468)     (114)
  Gain (loss) from mortgage banking activities     255         -    (1,479)        -
  Gain on sale of deposits                           -         -    15,904         -
  NOW account service fees                         542       501     1,776     1,486
  Other customer service fees                      222       190       658       525
  Other income                                     506       372     1,265     1,149
                                                   ---       ---     -----     -----
     Total non-interest income                   1,589     1,053    17,656     3,046
                                                 -----     -----    ------     -----
                                                11,863    10,636    45,181    32,275
                                                ======    ======    ======    ======

Non-interest expense:
  Compensation, payroll taxes and benefits       3,168     2,957     9,306     8,444
  Office occupancy                                 892       672     2,462     1,969
  Advertising                                      280       238     1,221       703
  Net cost of real estate owned operations         342       243     1,140       467
  Federal deposit insurance premiums               312       613     1,123     1,717
  Service bureau processing fees                   367       397     1,227     1,177
  Amortization of intangible assets                739       402     1,732     1,218
  Other expense                                    856       871     3,636     2,544
                                                   ---       ---     -----     -----
     Total non-interest expense                  6,956     6,393    21,847    18,239
                                                 -----     -----    ------    ------

     Income before income taxes                  4,907     4,243    23,334    14,036
Income taxes                                     1,989     1,728     9,452     5,795
                                                 -----     -----     -----     -----


     Net Income                                 $2,918    $2,515   $13,882    $8,241
                                                 =====     =====    ======     =====
Net Income per share:
    Primary                                     $ 0.62    $ 0.55   $  2.97    $ 1.82
                                                  ====      ====      ====      ====

     Fully Diluted                              $ 0.62    $ 0.54   $  2.96    $ 1.79
                                                  ====      ====      ====      ====

Average number of shares and equivalent shares:
     Primary                                 4,673,779 4,588,996 4,667,559 4,528,248
    Fully Diluted                            4,701,460 4,623,361 4,684,959 4,591,337

Dividends per share                             $ 0.23    $ 0.21   $  0.69    $ 0.61

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


                                                                                Nine Months Ended June 30,
                                                                                --------------------------
                                                                                    1996            1995
                                                                                    ----            ----


Net income                                                                     $  13,882      $   8,241
OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses                                                     1,816            975
     Provision for losses on real estate owned                                       419            159
     Provision for depreciation and amortization                                     474            524
     Accretion of fees on loans                                                     (354)          (138)
     Amortization of premiums (accretion of discounts) on investment
        and mortgage-backed securities                                               714           (961)
     Amortization of core deposit and other intangibles                            1,732          1,218
     Gain on sale of deposits                                                    (15,904)             -
     Loss (gain) on trading securities                                               (40)             -
     Proceeds from sales of trading securities                                    16,928              -
     Realized gain on sale of real estate owned, net                                (103)           (69)
     Realized loss on sale of securities, net                                        532            114
     Loss from mortgage banking activities                                         1,479              -
     Origination of loans held for sale                                          (55,983)             -
     Proceeds from sales of loans held for sale                                   17,020              -
     Increase in accrued interest receivable                                        (191)        (1,632)
     Decrease (increase) in prepaid expenses and other assets                     (5,860)         8,306
     Loan origination fees                                                           691            224
     Decrease in accrued expenses and other liabilities                           (1,554)          (309)
                                                                                 -------         -------
          Net cash provided (used) by operating activities                       (24,302)        16,652
                                                                                 -------         -------
INVESTING ACTIVITIES:
     Proceeds from sales of investment securities availiable for sale             19,808          2,210
     Proceeds from maturities of investment securities                            21,000         12,200
     Principal payments on investment securities available for sale                2,810          4,016
     Principal payments on investment securities held to maturity                      -          3,618
     Purchases of investment securities available for sale                       (22,017)        (5,742)
     Purchases of investment securities held to maturity                               -         (7,892)
     Proceeds from sales of mortgage-backed securities available for sale        144,483              -
     Principal payments on mortgage-backed securities available for sale          77,149          2,632
     Principal payments on mortgage-backed securities held to maturity             7,786          8,444
     Purchases of mortgage-backed securities available for sale                 (304,454)       (82,820)
     Purchases of mortgage-backed securities held to maturity                    (54,030)       (48,764)
     Proceeds from sales of mortgage-backed securities prior to maturity               -          4,032
     Principal payments on loans receivable                                       94,238         59,042
     Loan originations                                                          (125,903)      (101,770)
     Proceeds from sales of loans                                                    999            354
     Decrease in real estate owned                                                     -            437
     Proceeds from sales of real estate owned                                      2,264          2,425
     Purchases of premises and equipment                                          (1,511)        (1,248)
     Proceeds from sales of premises and equipment                                   713              -
     Increase in investment in Federal Home Loan Bank stock                       (1,116)        (2,410)
     Acquisition of loans and other assets                                       (39,109)             -
                                                                                 -------         -------
          Net cash used by investing activities                                 (176,890)      (151,236)
                                                                                 -------         -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


                                                                                   Nine Months Ended June 30,
                                                                                   --------------------------
                                                                                      1996           1995
                                                                                      ----           ----

FINANCING ACTIVITIES:
     Net increase (decrease) in Passbook, NOW and Money Market accounts             (22,690)       (46,058)
     Net increase (decrease) in certificate accounts                                 71,582         49,539
     Assumption of deposits and liabilities of acquired branches                    235,893              -
     Sales of deposits                                                             (168,506)             -
     Borrowings under Federal Home Loan Bank advances                               381,785        133,425
     Repayment of Federal Home Loan Bank advances                                  (275,605)       (81,935)
     Net increase (decrease) in borrowed money                                      (51,828)        60,087
     Net increase in advance payments by borrowers for taxes and insurance            4,552          6,042
     Proceeds from exercise of stock options and dividends reinvested                   889            654
     Proceeds from sale of common stock                                                   -         16,658
     Cash dividends                                                                  (3,091)        (2,700)
                                                                                    -------        -------
          Net cash provided by financing activities                                 172,981        135,712
                                                                                    -------        -------
     Increase (decrease) in cash and cash equivalents                               (28,211)         1,128
Cash and cash equivalents at beginning of period                                     63,307         24,652
                                                                                    -------        -------
     Cash and cash equivalents at end of period                                  $   35,096       $ 25,780
                                                                                    =======        =======

NON-CASH INVESTING ACTIVITIES:
     Transfer of investment securities held to maturity
       to investment securities available for sale                               $        -       $ 53,124
     Transfer of mortgage-backed securities held to maturity to
       mortgage-backed securities available for sale                                 90,603         18,529
     Securitization of loans held for sale into trading securities                   16,888              -
     Transfer of loans to loans held for sale                                             -         52,485
     Transfer of loans held for sale to loans held for portfolio                     21,879              -
     Transfer of loans to real estate owned                                           3,969          1,412
                                                                                    =======        =======
SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                                           $   11,948       $  7,490
     Interest paid                                                                   41,535         30,346
                                                                                    =======        =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
- --------------------------

Eagle Financial Corp. (the "Company") is the holding company and parent of Eagle Federal Savings Bank (the "Bank"). The Bank serves customers from nineteen branch offices located in Hartford and eastern Litchfield counties.

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three and nine month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1995 annual report on Form 10-K.

(2)  Accounting Pronouncements
- ------------------------------

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

The adoption of these statements had no impact on the results of operations. At June 30, 1996, the Bank had $6.8 million of impaired loans, of which $1.9 million had an impairment reserve of $573,000 attributed to them. The impairment reserve on impaired loans represents an allocation from the existing allowance for loan losses.

The Bank's method of recognizing interest income is to generally discontinue the accrual of interest when a loan becomes 90 days past due as to principal or interest. Upon adoption of SFAS No. 114 and SFAS No. 118, the Bank's method for recognition of interest income on impaired loans is consistent with the method for recognition of interest income on all loans. Interest income recognized on impaired loans totaled $164,329 for the nine months ended June 30, 1996.

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

(3) Restatement of Quarter Ended March 31, 1996
- -----------------------------------------------

Results for the quarter ended March 31, 1996 have been restated to reflect adjustments primarily related to errors in the calculation of accrued interest on certain loans acquired as part of the Fleet/Shawmut acquisition. The effect of the restatement is as follows (in thousands, except per share data):


                          Three months ended               Six months ended
                            March 31, 1996                  March 31, 1996
                            --------------                  --------------


Net interest income            ($389)                           ($389)
Net income                     ($229)                           ($229)
Net income per share:
     Primary                  ($0.05)                          ($0.05)
     Fully Diluted            ($0.04)                          ($0.04)


The result of the restatement is as follows (in thousands, except per share data):




                          Three months ended               Six months ended
                            March 31, 1996                  March 31, 1996
                            --------------                  --------------


Net interest income           $9,441                          $18,842
Net income                    $8,040                          $10,964
Net income per share:
     Primary                  $ 1.72                          $  2.35
     Fully Diluted            $ 1.72                          $  2.35

(4)  Allowance for Loan Losses
     -------------------------

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):



                                            Nine months ended June 30,
                                               1996          1995
                                               ----          ----

Balance, beginning of period                 $ 7,457       $ 8,311

Provisions charged to operations               1,816           975

Charge-offs                                   (2,260)       (1,667)

Recoveries                                        36            78

Additions to allowance for purchased loans     1,871            -
                                               -----         -----

Balance, end of period                       $ 8,920       $ 7,697
                                               =====         =====



(5)  Net Cost of Real Estate Owned Operations
     ----------------------------------------





The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):



                                               Nine months ended June 30,
                                                  1996          1995
                                                  ----          ----

Net (gain) loss on sales of real estate owned   $ (103)        $ (69)
                                                  ----           ---

Provision for losses charged to operations         419           159

Expenses of holding real estate owned,
  net of rental income                             824           377
                                                   ---           ---
                                                $1,140         $ 467
                                                 =====           ===

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - Eagle Financial Corp. (the "Company") is a $1.4 billion savings bank holding company and parent to Eagle Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 19 banking offices located in Hartford and eastern Litchfield Counties. The Bank's primary business is to provide consumer banking services in the communities in Connecticut that it serves. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

At June 30, 1996, the Company had total assets of $1.40 billion compared to $1.24 billion at September 30, 1995, an increase of $165 million or 13.3%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, increased $80.9 million to $797.2 million at June 30, 1996 from $716.3 million at September 30, 1995. Total deposits increased 12.4%, or $117.6 million, from $951.8 million at September 30, 1995 to $1.07 billion at June 30, 1996. At June 30, 1996 shareholders' equity represented 7.30% of total assets compared to 7.47% at September 30, 1995. Total securities, including mortgage-backed securities, were $494.9 at March 31, 1996 compared to $412.1 million at September 30, 1995, an increase of $82.8 million or 20.1%.

On January 19, 1996, the Bank completed the acquisition of five branch offices, related deposits and certain other assets and liabilities from Fleet Bank, N.A. and Shawmut Bank Connecticut,N.A. The following assets and liabilities were recorded as a result of the transactions (in thousands):

        Cash                            $196,785
        Loans Receivable                  35,720
        Goodwill                          19,527
        Other Assets,including             1,681
        premises and equipment           -------
          Total Assets                  $253,713
                                         =======

        Deposits                        $253,139
        Other Liabilities                    574
                                         -------
          Total Liabilities             $253,713
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

LIQUIDITY - Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. The principal source of funds of the Company is represented by dividends received from its subsidiary bank. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Bank and the ability of the Bank to pay dividends under applicable laws and regulations.

Under Office of Thrift Supervision ("OTS") regulations, the bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At June 30, 1996, the Bank was in compliance with the applicable liquidity requirements having an average liquidity ratio of 7.36% for the three months ended June 30, 1996.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on debt securities, maturing investments and Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations and investment purchases, payments of interest on deposits and payments to meet operating expenses. At June 30, 1996, the Bank had approximately $60.4 million in loan commitments outstanding, including $32.7 million in available home equity lines of credit and $10.8 million in amounts due borrowers for construction loan advances. It is expected that these and future loans will be funded by deposits, investment maturities and principal amortization, loan repayments, and borrowings. The Bank has the capacity to borrow an additional $557 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases. Federal Home Loan Bank advances at June 30, 1996 were $179.3 million compared to $73.2 million at September 30, 1995, an increase of $106.1 million. Other borrowed money decreased $51.9 million to $30.4 million at June 30, 1996 compared to $82.3 million at September 30, 1995. The overall increase in borrowed funds was used to fund purchases of mortgage-backed securities.

Loan originations for the nine months ended June 30, 1996 were $181.9 million compared to $101.8 million for the same period in 1995.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Other debt securities are classified as available for sale. When a security available for sale is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were $181.5 million of securities sold during the nine months ended June 30, 1996 compared to $6.2 million for the same period in 1995.

The significant level of security sales during the first nine months of fiscal 1996 can be primarily attributed to two distinct management decisions. The first decision, which was consummated in the first quarter of fiscal 1996, was to sell $58.8 million of fixed rate mortgage-backed securities created from the securitization in the prior year of certain mortgage loans within the Bank's loan portfolio. The sales represent the final step of a balance sheet restructuring which converted approximately $150 million of fixed rate mortgage loans into adjustable rate mortgage related securities. The sales resulted in a realized gain of $631,000. The second decision, which occurred in March 1996, was to dispose of approximately $92 million of the Bank's lowest yielding securities and reinvest the proceeds in securities that will generate an estimated improvement in yield of between 125 to 175 basis points. The March 1996 sales resulted in a realized loss of $1.2 million.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at June 30, 1996 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                         Required           Actual           Excess
                       ---------------------------------------------
Tangible Capital         $20,674    1.50%  $75,024   5.44%  $54,350

Core Capital              41,347    3.00%   75,024   5.44%   33,677

Risk-based Capital        51,738    8.00%   83,117  12.85%   31,379


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

NON-PERFORMING ASSETS - At June 30, 1996, the Company had total non-performing assets of $12.0 million, or 0.86% of total assets, including $8.5 million in non-performing loans and $3.5 million in real estate owned. The allowance for loan losses totaled $8.9 million or, 105% of total non-performing loans, at June 30, 1996. Information regarding non-performing assets and other asset quality data for June 30, 1996 and September 30, 1995 is as follows (dollars in thousands):

                                               June 30, 1996     September 30, 1995
                                               -------------    ------------------

Non-performing loans                             $ 8,524            $11,130
Real estate owned, net                             3,517              2,439
                                                 -------            -------
  Non-performing assets                          $12,041            $13,569
                                                 =======            =======

Restructured loans                               $ 4,429            $ 2,653
                                                 =======            =======
Impaired loans:
  Non-performing (1)                             $ 2,340                -
  Performing                                     $ 4,462                -
                                                 =======            =======


Non-performing assets/total assets                 0.86%              1.10%
Non-performing loans/gross loans receivable        1.06%              1.54%
Allowance for loan losses/non-performing loan      1.05%                67%

(1) Non-performing impaired loans are included in the non-performing loans total of $8,524,000.

The Company's non-performing assets are almost exclusively residential in nature. Assets secured by residential property account for approximately 97% of the non-performing assets at June 30, 1996.

The Company makes every effort to work with delinquent borrowers to negotiate an affordable payment schedule. This strategy has been more prevalent in hardship cases where rates have adjusted upward one or more times on adjustable rate mortgages. The terms of the restructures were primarily reductions in interest rates to a rate approximating the current rate on newly originated one year adjustable rate mortgage loans. The rate reduction is generally in effect for a period of six to twelve months and is then subject to review. Loans secured by one-to-four family residential properties represents $3.8 million, or 86%, of restructured loans. Approximately $2.0 million restructured loans are owner occupied primary residences. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Loans delinquent between 30 and 90 days totaled $5.2 million at June 30, 1996 compared to $5.1 million at September 30, 1995.

The following table represents a breakdown of non-performing assets as of June 30, 1996 (dollars in thousands):
                                      Non-         Real      Total non-
                                    performing     estate    performing    % of
                                     loans       owned, net    assets      Total
                                     -----      ----------    ------      -----
Residential mortgage loans
    One to four family               $6,781       3,195       9,976       82.8%
    Multi-family                         -          297         297        2.5%
Land loans                               -           25          25        0.2%
Commercial mortgage loans               863          -          863        7.2%
Consumer loans                           15          -           15        0.1%
Home equity loans                       865          -          865        7.2%
                                      -----       -----      ------        ---
    Total                            $8,524       3,517      12,041        100%
                                      =====       =====      ======        ===

The allowance for loan losses increased to $8.9 million at June 30, 1996 from $7.5 million at September 30, 1995 due to provisions of $1.8 million, offset by net charge-offs of $2.2 million, and a purchase accounting adjustment of $1.9 million related to the loans acquired in the Fleet/Shawmut transaction. The loan loss provision of $1.8 million on the existing portfolio for the nine months ended June 30, 1996 increased $841,000 when compared to the nine months ended June 30, 1995.

The increase in the provision, which is predominately the result of a second quarter charge, can be attributed to a number of factors. The most significant factor was an increase in the general loan loss allowance allocation percentage on two specific loan categories. These loan categories had evidenced a trend in recent quarters of an increased charge-off to loan balance ratio and, as a result, the allowance allocation was increased to compensate for the higher charge-off ratio. In addition, a number of properties foreclosed on during the quarter ended March 31, 1996 resulted in larger than expected charge-offs due to property valuations obtained in the foreclosure proceedings being lower than previous valuations. The second quarter provision for loan losses contemplated the likelihood that this trend would continue into the third quarter and, based on foreclosures occuring in the third quarter, the charge-off trend did continue.

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

RESULTS OF OPERATIONS
- ---------------------

Comparison of the Three and Nine Month Periods Ended June 30, 1996 and 1995.

GENERAL
- -------

Net income increased $403,000 to $2.9 million for the three months ended June 30, 1996 compared to net income of $2.5 million for the comparable period in 1995. Increases in net interest income of $391,000 from $10.1 million for 1995 to $10.5 million in 1996 and non-interest income of $536,000 contributed to the improvement in net income but were offset by an increase in non-interest expense of $563,000. The provision for loan losses decreased to $225,000 for the three months ended June 30, 1996 from $525,000 for the three months ended June 30, 1995.

Net income for the nine months ended June 30, 1996 was $13.9 million, a $5.7 million increase from net income for the nine months ended June 30, 1995 of $8.2 million. The increase is primarily attributable to the $15.9 million gain recorded as a result of the sale of seven branch offices and related deposits in the second quarter of fiscal 1996. The impact of the above mentioned gain was offset by several non-recurring items including: a $1.5 million loss from mortgage banking activities, an increase of $841,000 in the provision for loan losses and second quarter non-recurring one-time charges totaling $1.2 million.

NET INTEREST INCOME
- -------------------

For the quarter ended June 30, 1996 net interest income was $10.5 million, an increase of $391,000, or 3.9%, from the $10.1 million reported for the quarter ended June 30, 1995. The increase was achieved despite a 30 basis point decline in the net interest spread from 3.31% in 1995 to 3.01% during the three months ended June 30, 1996. The spread differential was overcome by an increase in the average balances of both interest earning assets and interest bearing liabilities of approximately $200 million from the 1995 quarter to the 1996 quarter. A 16 basis point increase in the cost of deposits combined with the investment of the balance sheet growth in the securities portfolio were the primary contributors to the interest rate spread decline. The interest rate spread for the quarter ended June 30, 1996 of 3.01% is a substantial improvement over the interest rate spread for the first half of the 1996 fiscal year of 2.80%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Net interest income for the nine months ended June 30, 1996 decreased $863,000 to $29.3 million from $30.2 million for the nine months ended June 30, 1995. The results were driven by a 12.8% increase in the cost of deposits from 3.76% in 1995 to 4.24% in 1996 and the investment of funds received in the Fleet/Shawmut transaction in lower yielding assets for a portion of the second quarter of fiscal 1996 which led to a decline of 12 basis points in the yield on interest earning assets. These factors resulted in the lowering of the interest rate spread to 2.88% for the nine months ended June 30, 1996 compared to 3.52% for the nine months ended June 30, 1995. This decline in interest rate spread was too significant to be completely offset by an increase in the average interest earning assets and interest bearing liabilities of approximately $200 million in the comparable periods in 1996 and 1995.

PROVISION FOR LOAN LOSSES
- -------------------------

The provision for loan losses decreased by $300,000 from $525,000 for the quarter ended June 30, 1995 to $225,000 for the quarter ended June 30, 1996. For the nine months ended June 30, 1996, the provision for loan losses was $1.8 million, a $800,000 increase from the comparable period in 1995. The changes in the provision resulted from several factors, see "Non-Performing Assets".

NON-INTEREST INCOME
- -------------------

Non-interest income increased $536,000 to $1.6 million during the quarter ended June 30, 1996 from $1.1 million during the quarter ended June 30, 1995. The increase was mainly due to a $255,000 gain resulting from mortgage banking activities for the three months ended June 30, 1996. There were no comparable results from mortgage banking activities during 1995. A $74,000 increase in gains from securities sales and a $134,000 increase in other income also contributed to the overall increase in non-interest income.

The significant increase of $14.6 million in non-interest income to $17.7 million for the nine months ended June 30, 1996 was primarily the result of a gain recorded from the sale of deposits. The gain was partially offset by a $1.5 million loss from mortgage banking activities.

NON-INTEREST EXPENSE
- --------------------

Non-interest expense increased $563,000 from $6.4 million during the three months ended June 30, 1995 to $7.0 million during the three months ended June 30, 1996. Increases from the quarter ended June 30, 1995 to the quarter ended June 30, 1996 of $211,000 in compensation, $220,000 in office occupancy and $337,000 in the amortization of intangible assets were responsible for the overall increase in non-interest expense. An offsetting decrease of $301,000 in Federal deposit insurance premiums was caused by the replacement of higher cost SAIF insured deposits with lower cost BIF insured deposits as a result of the branch acquisitions and divestitures occurring in the second quarter of fiscal 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Non-interest expense was $21.8 million for the nine months ended June 30, 1996, an increase of $3.6 million, or 19.8%, from the nine months ended June 30, 1995. The principal components of the increase are as follows: $1.2 million of non-recurring expenses, primarily marketing and other consulting charges, operating expenses relating to an expanded branch network for a portion of the second quarter of fiscal 1996, a $514,000 increase in amortization of intangible assets caused by the goodwill created in the Fleet/Shawmut acquisition and a $673,000 increase in the net cost of real estate owned operations, mainly due to increased holding costs. The increases were partially offset by a decrease in Federal deposit insurance premiums of $594,000.

INCOME TAXES
- ------------

Income taxes were $2.0 million for the three months ended June 30, 1996 compared to $1.7 million for the three months ended June 30, 1995. The increase is attributable to higher pre-tax income but was partially offset by a $124,000 credit recorded as a result of a settlement reached with the State of Connecticut regarding the tax treatment of interest income on certain investment securities. Income taxes increased by $3.7 million to $9.5 million for the nine months ended June 30, 1996 when compared to the similar period in the prior year, caused by a significant increase in pre-tax income. The effective tax rate for the three months ended June 30, 1996 and 1995 was 40.5% and 40.7%, respectively, and 40.5% and 41.3% for the nine months ended June 30, 1996 and 1995, respectively.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

Item 1 - Legal Proceedings
- --------------------------
   Not applicable


Item 2 - Changes in Securities
- ------------------------------
   Not applicable


Item 3 -  Defaults upon Senior Securities
- ----------------------------------------
   Not applicable


Item 4 - Submission of Matter to a Vote of Security Holders
- -----------------------------------------------------------
   Not applicable

Item 5 - Other Information
- --------------------------
   Not applicable

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------
   Not applicable

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EAGLE FINANCIAL CORP.



Date:  August 14, 1996                  By:  /s/ Mark J. Blum
                                        --------------------------
                                        Mark J. Blum
                                        Vice President, Chief Financial Officer



Date:  August 14, 1996                  By: /s/ Barbara S. Mills
                                        --------------------------
                                        Barbara S. Mills
                                        Vice President, Treasurer