Form 10-K
period 1996-09-30
EAGLE FINANCIAL CORP
filed 1996-12-31
CIK 792369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-15311
                              EAGLE FINANCIAL CORP.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           06-1194047
  -------------------------------                            -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    222 Main Street, Bristol, Connecticut                        06010
  ----------------------------------------                     -----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes      [X] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based upon the closing  price of the  registrant's  common  stock as of
December  16,  1996,   the  aggregate  market  value of the voting stock held by
non-affiliates of the registrant is $104.3  million.*

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $.01 per share.
               Outstanding at December 16, 1996: 4,543,398 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part II:
         Annual report to shareholders for the fiscal year ended September 30, 1996.

Part III:
         Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on January 28, 1997.

--------------------

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

         Eagle, at September 30, 1996, had total assets of $1.4 billion, net loans receivable of $814.5 million, deposits of $1.1 billion and shareholders' equity of $101.1 million. Through Eagle Federal, the Company provides consumer banking services through 19 traditional banking offices and 4 in-store supermarket branch offices in Connecticut, serving the Torrington, Bristol, and Hartford market regions. As a community oriented savings bank, Eagle Federal focuses on the financial needs of its customers in these local markets, seeking to develop long-term deposit and lending relationships. In its lending activities, the Bank stresses asset quality through its emphasis on 1-4 family residential first mortgage lending in its local markets and the use of conservative loan underwriting standards. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

         Eagle's net income has increased each of the previous eight fiscal years from $3.5 million, or $1.06 per share, in fiscal 1989 to $13.6 million, or $2.89 per share, in fiscal 1996. Eagle intends to continue to concentrate on increasing its earnings, maintaining high asset quality, meeting customer needs in its existing local markets and expanding through selected future acquisitions.

         The  following  table   indicates   selected  ratios  for  the  periods
indicated:

                                                         For the years ended September 30,
                                                       1996            1995            1994
                                                  --------------- --------------- ---------------
Return on average assets                              1.00%           0.95%           0.85%
Return on average equity (a)                         13.82%          12.68%          11.99%
Dividend payout ratio                                 31.8%           34.5%           32.5%
Average equity to average assets ratio (b)            7.23%           7.51%           7.05%

         (a) If the effect of the unrealized gains and losses on securities available for sale had been excluded, the return on equity ratio would have been 13.82% and 12.55% for the years ended September 30, 1996 and 1995, respectively.

         (b) If the effect of the unrealized gains and losses on securities available for sale had been excluded, the average equity to average assets ratio would have been 7.23% and 7.58% for the years ended September 30, 1996 and 1995, respectively.

         Eagle's principal executive office is located at 222 Main Street, Bristol, Connecituct 06010 and its telephone number is (860) 314-6400.

         Acquisitions - In past years, Eagle has significantly expanded its operations through three federally assisted acquisitions in which Eagle Federal acquired certain assets and assumed deposit liabilities from the FDIC or the Resolution Trust Corporation ("RTC"). Substantially all of the loans acquired in these acquisitions consisted of 1-4 family residential first mortgage loans and home equity loans. In the largest and most recent assisted acquisition, the Bank of Hartford, Inc. ("Bank of Hartford") acquisition, Eagle Federal also acquired $72.7 million of investment securities, substantially all of which were U.S. Treasury and Government agency obligations, and loan servicing rights on $80.5 million of loans with an average loan servicing fee of 0.375%.

         During 1996, Eagle reshaped the structure of its branch network as a result of two open market transactions. In October 1995, Eagle announced the purchase of five branch offices located in the greater Hartford market area that were being divested as part of the merger transaction between Fleet Bank, N.A. and Shawmut Bank Connecticut, N.A. (the "Fleet/Shawmut transaction"). In December 1995, Eagle announced the sale of seven branch offices located in the Danbury market to Union Savings Bank of Danbury ("Union"). The combination of these two transactions demonstrated Eagle's commitment to expanding its presence in the Hartford market area while at the same time creating a more efficient branch network made up of larger, more geographically concentrated branch offices.

         Eagle purchased five branch offices in the Fleet/Shawmut transaction, assumed deposits totaling $253 million and acquired $36 million in loans, approximately $24 million of which were commercial loans. As a result of the premium paid on the deposits assumed, along with certain other purchase accounting adjustments, Eagle Federal recorded goodwill in the amount of $19.9 million. The transaction was completed in January 1996. Shortly thereafter, Eagle Federal closed two branch offices that were in close proximity to two of the acquired branch offices and transferred all customer accounts to the newly acquired branch offices.

         The sale of the branches to Union, which was completed in March 1996, included $184 million of deposits and generated a $15.9 million gain principally due to the premium received on the deposits. This transaction removes Eagle from a highly competitive, geographically separate market place and allows for the focus of resources in a more concentrated area of Connecticut.

         Eagle's expansion strategy, initially reflected in the Bank of Hartford acquisition and reinforced through the Fleet/Shawmut and Union transactions, represents a natural extension of Eagle's original markets since many residents of Bristol and Torrington commute to the Hartford area. The Hartford market area is contiguous to Eagle's original market areas, has a higher population density and is generally more affluent than the Bristol and Torrington markets.

         Eagle believes that the operation of more geographically concentrated branch offices will not only provide for an efficient retail service network but also allow Eagle to maximize opportunities for residential and commercial loan production, in addition to other services.

         Business - As a holding company, the business operations of Eagle are conducted through the Bank. The Bank primarily is engaged in the business of accepting deposits from the general public and using such funds in the origination of first mortgage loans for the purchase, refinance or construction of 1-4 family homes. At September 30, 1996, 90.3%, or $744.8 million, of the Bank's $824.7 million total gross loans receivable was secured by first mortgages on real estate. The Bank's real estate loans included $666.8 million of first mortgage loans secured by 1-4 family residential real estate (80.9% of total gross loans receivable) and $77.9 million of multi-family, construction, commercial real estate, and land loans (9.4% of total gross loans receivable). The remaining $79.9 million of loans (9.7% of total gross loans receivable) includes $38.4 million of home equity lines of credit (4.7% of total gross loans receivable), $27.5 million of second mortgage loans (3.3% of total gross loans receivable) and $6.9 million of commercial loans (0.8% of total gross loans receivable) with the remainder of the loans being primarily loans secured by deposits and personal loans.

         Eagle has experienced increased loan originations, with $236.1 million of originations in fiscal 1996, compared to $155.7 million in fiscal 1995. The increase is primarily attributable to a favorable interest rate environment for the origination of fixed rate residential mortgage loans, which accounted for 48% of total loan production in 1996. Commercial loan originations of $22.8 million in 1996 compared to $700,000 in 1995 also contributed significantly to the improved loan origination activity. Residential mortgage lending has been and will continue to be Eagle Federal's main focus, however, the Bank is moving forward with its strategy to diversify the loan portfolio by originating commercial real estate and small business loans within its primary market area. The Bank began the commercial banking initiative in 1995, made significant progress in 1996 and expects to further the expansion of commercial banking in 1997. Eagle also intends to increase the emphasis on its home equity and consumer lending programs. The marketing of these loans will focus on Eagle's existing customer base, customers acquired as part of the Fleet/Shawmut acquisition and new relationships within Eagle's primary market areas. See "Lending Activities -- General."

         Based on its lending strategy, Eagle has been able to maintain relatively stable asset quality. Total non-performing assets of Eagle were $12.3 million at September 30, 1994, $13.6 million at September 30, 1995 and $12.3 million at September 30, 1996. At those dates, non-performing assets constituted 1.51%, 1.89%, and 1.51% respectively, of total loans receivable and real estate owned. At September 30, 1996, Eagle's allowance for loan losses totaled $8.6 million, or 93% of total non-performing loans.

         Eagle Federal's funding strategy is focused primarily on developing core deposits such as regular savings and checking accounts, and attracting term certificates of deposit.

         Eagle also makes available to its customers various investment products through Liberty Securities Corporation, a registered broker-dealer not affiliated with Eagle. These products include mutual funds, unit investment trusts and fixed- and variable-rate annuity contracts, as well as discount brokerage services.

         Regulation - Eagle, as a unitary thrift holding company, and Eagle Federal, as its wholly-owned subsidiary, are subject to comprehensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as the primary federal regulator of the Bank. The FDIC also has significant regulatory authority over the Bank. The Board of Governors of the Federal Reserve System ("FRB") has regulatory authority as to certain matters concerning the Bank. Eagle Federal is a member of the Federal Home Loan Bank ("FHLB") System. FHLB advances are a source of funds for the Bank. See "Regulation."

         Lending Activities

         General. Eagle traditionally has concentrated its lending activities on the origination and purchase of loans secured by first mortgage liens for the purchase, refinancing or construction of residential real property. At September 30, 1996, mortgage loans, including those secured by 1-4 family residential units, multi-family residential units, commercial real estate and land, aggregated $744.8 million or 90.3% of Eagle's gross loans receivable portfolio. At September 30, 1995 and 1994, such mortgage loans aggregated $654.6 million, or 90.7%, and $751.9 million, or 91.6%, respectively. The remainder of Eagle's portfolio consists of commercial and consumer loans, primarily home equity loans. At September 30, 1996, over 95% of Eagle's real estate mortgage loans were secured by property located in Connecticut. Substantially all of the remaining real estate secured loans were originated prior to 1982.

         At September 30, 1996 commercial real estate loans totaled $39.5 million and are generally secured by a mix of retail and professional office properties. This represents a significant increase from the amount outstanding at September 30, 1995 of $15.0 million. The increase was principally the result of the acquisition of commercial real estate loans in the Fleet/Shawmut transaction totaling $22.2 million. At September 30, 1996, the Company had a total of $6.9 million of non-real estate commercial loans outstanding. Multi-family loans, secured by properties with 5 units or more, totaled $15.5 million as of September 30, 1996. This amount is down slightly from the September 30,1995 total of $16.7 million. Land development loans increased to $8.6 million at September 30, 1996 from $6.8 million at September 30, 1995.

         Eagle made significant progress in implementing its strategy to emphasize the origination of commercial real estate and small business loans. Commercial related originations totaled $22.8 million for the year ended
September 30, 1996 demonstrating strong growth from prior years. Eagle also significantly expanded both its commercial origination resources and credit administration resources. The origination of commercial based loans not only increases the overall yield on the portfolio but adds to the base of interest rate sensitive assets, as the rate structures for these loans generally call for annual, quarterly or monthly rate adjustments.

         At September 30, 1996 consumer loans totaled $73.1 million compared to $66.5 million at September 30, 1995 and $67.7 million at September 30, 1994. The increase in consumer loans is attributable to the $13.2 million of home equity and other consumer loans acquired in the Fleet/Shawmut transaction. Eagle intends to continue emphasizing home equity lines of credit (52.5% of consumer loans at September 30, 1996), using its existing credit programs and personnel.

         At September 30, 1996, the Company's largest loan relationship aggregated $12.8 million. That relationship represents eight loans, of which $2.4 million are secured by multi-family properties and $10.4 million are secured by commercial properties. At that date, the next largest lending relationship was $2.8 million, representing four loans, of which $2.7 million are secured by multi-family properties. No other lending relationship exceeded $2.5 million, in aggregate.

         The following tables set forth the composition of the total loan portfolio of Eagle, in dollar amounts and in percentages, at the dates shown, and a reconciliation of loans receivable, net.


                                1996                  1995                 1994               1993              1992
                               Amount          %     Amount       %       Amount     %       Amount       %     Amount         %
                              -----------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Residential mortgage
loans:
1-4 family
  Permanent                  $ 666,815       80.9   $ 604,063    83.6   $ 704,912    85.8  $ 573,165     86.3  $ 481,804      83.5
  Construction                  14,413        1.7      12,014     1.7       7,103     0.9      5,739      0.9     13,255       2.3
Multi-family                    15,471        1.9      16,694     2.3      17,513     2.2     18,629      2.8     16,709       2.9
Commercial real estate          39,510        4.8      15,025     2.1      15,862     1.9     11,268      1.6     11,455       2.0
Land  development (a)            8,555        1.0       6,804     0.9       6,551     0.8      5,735      0.9      4,517       0.8
                              -----------------------------------------------------------------------------------------------------
  Total conventional loans     744,764       90.3     654,600    90.7     751,941    91.6    614,536     92.5    527,710      91.4
FHA/VA mortgage loans               --         --           1      --           2      --          3       --          5        --
                              ------------------------------------------------------------------------------------------------------
  Total mortgage loans         744,764       90.3     654,601    90.7     751,943    91.6    614,539     92.5    527,715      91.4
                              -----------------------------------------------------------------------------------------------------
Commercial Other                 6,863        0.8         883     0.1          --      --         --       --         --        --
                              -----------------------------------------------------------------------------------------------------
Consumer loans:
  Secured by deposits            3,066        0.4       4,283     0.6       3,322     0.4      3,490      0.5      3,485       0.6
  Second mortgages              27,526        3.3      21,750     3.0      21,734     2.6        402      0.1        411       0.1
  Home equity lines of credit   38,375        4.7      37,018     5.1      38,246     4.7     43,864      6.6     42,892       7.4
  Education                         --         --          16      --         140     0.1        250      0.1        555       0.1
  Personal                       3,712        0.5       3,075     0.4       4,147     0.5      1,488      0.2      1,693       0.3
  Automobile                       404         --         357      --         128      --        174       --        379       0.1
                              -----------------------------------------------------------------------------------------------------
    Total consumer loans        73,083        8.9      66,499     9.2      67,717     8.4     49,668    100%      49,415       8.6
                              -----------------------------------------------------------------------------------------------------

    Total loans receivable
      (before net items)       824,710      100%      721,983   100%      821,172   100%     664,207    100%     577,130     100%
                                            ====                ====                ====                ====                 ====
  Add (deduct):
    Unearned discounts
     and premiums                 (350)                   137                 183                  3                   4
    Loans in process                --                     --                  --               (600)             (3,518)
    Allowance for loan losses   (8,592)                (7,457)             (8,311)            (5,005)             (4,011)
    Deferred loan
     origination fees           (1,280)                (1,118)             (2,339)            (2,261)             (1,481)
                             ---------              ---------          ----------          ---------         -----------
      Total loans receivable $ 814,488              $ 713,545          $  810,705          $ 656,344         $   568,124
                             =========              =========          ==========          =========         ===========

-------------------------

(a) Loans for developed building lots, acquisition and development of land and unimproved land.

         The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in Eagle's loan portfolio based on scheduled payments to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                    Due Within          Due 1 to        Due After
                                        1 Year           5 Years          5 Years             Total
                                      -----------      -----------      -----------       -------------
                                                                 (in thousands)

Residential 1-4 family and land     $    25,250       $ 109,883        $   540,237        $   675,370
 loans
Multi-family and commercial
  real estate loans                       4,039          15,097             35,845             54,981
Residential construction loans              609              --             13,804             14,413
Commercial loans                          3,361           3,129                373              6,863
Consumer loans                            7,742          20,338             45,003             73,083
                                       -----------      -----------       -----------       -------------

Total                               $    41,001       $ 148,447        $   635,262        $   824,710
                                       ===========      ===========       ===========       =============

         The following table sets forth as of September 30, 1996 the dollar amount of all loans of Eagle due after one year which have predetermined interest rates and floating or adjustable interest rates.

                                     Due 1 to 5 Years                  Due After 5 Years                       Total
                             ---------------------------------    -----------------------------     ----------------------------

                                                   Floating                         Floating                         Floating
                                 Predetermined        or          Predetermined        or            Predetermined       or
                                    Rates         Adjustable         Rates          Adjustable         Rates         Adjustable
                                                     Rates                            Rates                            Rates
                                 -------------    ------------    -------------     -----------     -------------    -----------
                                                                         (in thousands)


Residential 1-4 family
  and land loans              $     77,055     $     33,828    $    142,498       $  397,739      $     219,553    $    430,567
Multi-family and commercial
   real estate loans                 9,105            5,992          11,619           24,226             20,724          30,218
Residential construction
  loans                                 --               --          13,804               --             13,804              --
Commercial loans                       865            2,264              --              373                865           2,637
Consumer loans                      12,669            7,669          10,578           34,425             23,247          42,094
                                 -------------    ------------    -------------     -----------     -------------    -----------
Total                         $     94,694     $     48,753    $    178,499       $  456,763      $     278,193    $    505,516
                                 =============    ============    =============     ===========     =============    ===========

         One- to Four-Family First Mortgage Loans. At September 30, 1996, first mortgage loans (including construction loans) secured by one-to four-family homes comprised 82.6% of Eagle's portfolio, before net items. From time to time Eagle has experienced more rapid loan prepayments, primarily during periods of, and as a result of, a rapid decline in mortgage interest rates.

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

         Although adjustable rate mortgage loans allow Eagle to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest-sensitivity is limited by the interest rate "caps" contained in adjustable-rate loans. The terms of such loans may also increase the likelihood of delinquencies in periods of high interest rates, particularly if such loans are originated at discounted interest rates. Under regulations adopted by the Federal Reserve Board, although no specific interest rate limit is set, lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments.

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

         Most of the fixed rate mortgage loans originated by Eagle include a "due-on-sale" clause, which is a provision giving Eagle the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are an important means of increasing the rate on existing fixed rate mortgage loans during periods of rising interest rates, and Eagle actively enforces such clauses.

         Multi-family and Commercial Mortgage Loans. Eagle also makes loans secured by mortgages on multi-family and commercial properties. At September 30, 1996, these loans totaled $55.0 million or 6.7% of the total loan portfolio, before net items. Multi-family loans generally are originated on a one-year, adjustable rate basis. Commercial real estate loans, secured by properties such as office buildings, are a mix of one-year or three-year adjustable rate loans or fixed rate loans, and the interest rates and fees are often negotiated with the borrower.

         Loans secured by commercial and multi-family properties can involve greater risks than single-family residential mortgage lending. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy generally than is the case with one- to four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. Eagle seeks to limit these risks in a variety of ways, including, among others, limiting the size of its commercial and multi-family real estate loans, generally requiring a personal guaranty from the borrower, limiting such loans to a lower maximum loan-to-value ratio and generally lending on the security of property located within its market areas. At September 30, 1996, multi-family and commercial real estate loans comprised 1.9% and 4.8%, respectively, of the total loan portfolio, before net items, compared to 2.3% and 2.1%, respectively, at September 30, 1995.

         Construction Loans. Eagle makes a limited number of construction loans to individuals and, to a lesser extent, to professional builders who wish to construct one-to four-family residential properties, either as a primary residence or for investment or resale. The construction loans made by Eagle are typically construction/permanent loans that automatically convert to a permanent first mortgage loan at the end of the construction phase. At September 30, 1996, construction loans totaled $14.4 million or 1.7% of the total loan portfolio of Eagle, before net items, compared to $12.0 million or 1.7% at September 30, 1995.

         Consumer Loans. At September 30, 1995, the consumer loan portfolio of Eagle included loans secured by deposit accounts, home equity lines of credit, second mortgages, education, personal and automobile loans and totaled $73.1 million or 8.9% of the total loan portfolio of Eagle before net items. The home equity loans and second mortgage loans are secured by the equity in a borrower's home.

         Loan Originations. Residential loan originations principally come from three separate sources. Originations generated through the retail branch network accounts for approximately 30% of total originations. Traditional mortgage originators that cover the Bank's market area account for approximately 40% of total originations. In addition, Eagle also obtains approximately 30% of total originations through agreements with independent mortgage brokers in Connecticut. Multi-family and commercial real estate loan originations are currently obtained primarily from direct contacts with Eagle. Eagle seeks to attract consumer loans by direct advertising and solicitation of its customers.

         Loan originations (excluding purchased loans and participations) were $236.1 million for the year ended September 30, 1996 compared to $155.7 million in fiscal 1995. Residential mortgage loan originations accounted for $193.1 million of the total originations in fiscal 1996. Of the total, $114.0 million or 59%, represented originations of fixed rate residential mortgage loans with the remaining $79.1 million representing a variety of adjustable rate residential loan products. The trend of originations changed significantly during the year, in the first half of fiscal 1996 fixed rate residential loans were more popular due to a lower interest rate environment that motivated borrowers to refinance their existing mortgage loans into lower rate residential mortgage loans. During the second half of fiscal 1996, as interest rates moved higher, fixed rate residential mortgage loans declined in popularity and adjustable rate residential mortgage loans became the product of choice. Approximately 67% of the fixed rate residential mortgage loans were originated in the first six months of fiscal 1996, while approximately 63% of the adjustable rate residential mortgage loans were originated in the last six months of fiscal 1996.

         During the year ended September 30, 1996, Eagle emphasized the origination of fixed rate bi-weekly residential mortgage loans for a total of $45.8 million compared to $5.0 million in 1995. The fiscal 1996 amount accounted for 40% of the total fixed rate residential mortgage loans originated during the year. The largest category of the adjustable rate residential mortgage loan originations were 5-1 year product representing $41.7 million, or 52.7%, of the total adjustable rate originations. Adjustable rate loans that reprice annually accounted for only $8.0 million of the 1996 originations compared to $17.5 million in 1995.

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

         Eagle issues 30 to 90-day commitments to prospective borrowers to make loans subject to various conditions. Loan commitments generally are issued for long-term loans to finance residential properties and for construction and combined construction/permanent loans secured by multi-family residential and commercial properties. With respect to adjustable rate, single-family residential loans, it is the practice of Eagle to make commitments to lend at the rate of interest and the loan origination fee quoted to the borrower at the time of application. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends on market conditions. At September 30, 1996 and 1995, loan commitments of $66.9 million and $49.4 million, respectively, were outstanding. These amounts include approximately $31.9 million and $23.5 million, respectively, in unadvanced home equity credit lines.

         Eagle encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like Eagle Federal, since environmental contamination may render the security property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which Eagle Federal lends include comments on environmental influences and conditions. Eagle attempts to control its exposure to environmental risks with respect to loans secured by larger properties by training its underwriters to recognize the signs of environmental problems when they inspect properties; by requiring borrowers to represent and warrant that properties securing loans do not contain hazardous waste, asbestos or other such substances; by requiring borrowers to indemnify the lending bank, with personal recourse, against environmental losses and; by obtaining environmental reviews and tests on all loans secured by nonresidential properties. No assurance can be given, however, that the value of properties securing loans in Eagle's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase Eagle's exposure to liability for environmental cleanup.

         Purchase and Sale of Loans and Loan Servicing. From time to time Eagle may purchase mortgage loans and loan participations secured by properties outside of Connecticut, however no significant activity has occurred in several years.

         In addition to servicing its own loans, Eagle services loans owned by others, which loans had a balance at September 30, 1996 and 1995 of $242.6 million and $234.8 million, respectively. Servicing fees have not historically been a significant source of income for Eagle but will become an area of focus for increasing revenue in the future.

         During fiscal 1995, Eagle completed the securitization of $154.2 million of fixed rate loans into FHLMC mortgage-backed securities and subsequently sold $95 million of the securities. The remainder of the securities were sold in the first quarter of fiscal 1996. This securitization and sale allowed the Company to eliminate a portion of the long-term interest rate risk inherent in the balance sheet by replacing fixed rate assets with adjustable rate assets. Eagle sold $10.0 million of residential, fixed rate mortgage loans to FHLMC in fiscal 1994.

         During fiscal 1996, Eagle changed its approach to holding fixed rate residential mortgage loans currently being originated in order to better manage the interest rate risk inherent in the balance sheet. Prior to 1996, Eagle retained all fixed rate originations in portfolio, contributing to the Bank's level of interest rate risk in rising rate environments. In order to eliminate placing additional risk on the balance sheet, Eagle began identifying the majority of its newly originated fixed rate residential mortgage loans as held for sale and then selling the loans into the secondary market. This strategy, along with the securitization of mortgage loans in fiscal 1995 and resultant sale of the securities created, has improved and should continue to improve Eagle's ability to manage its interest rate risk. The servicing created should also increase other income in the future.

         Eagle has selected the following types of fixed rate residential mortgage originations for identification as held for sale: all 30-year term loans and 15-year term loans based on monthly pay amortization. Mortgage loans with 15-year terms but based on bi-weekly pay amortization are retained in portfolio as the expected life of these loans falls within the tolerance levels established by the Bank's Asset/Liability Committee (the "ALCO"). The identification of mortgage loans as held for sale is subject to future change based on assessments by ALCO regarding the acceptable level of risk that may be maintained on the balance sheet.

         For the year ended September 30, 1996, Eagle sold or securitized a total of $35.6 million in mortgage loans and transferred $21.9 million of mortgage loans originally classified as held for sale back into the portfolio. The mortgage loans were transferred at their estimated market value at the date of transfer and the transfer was primarily the result of the determination that the mortgage loans, after initially being classified as held for sale, were not underwritten to secondary market standards. As a result of the mortgage banking activities, Eagle recorded a loss of $1.5 million for the year ended September 30, 1996. The loss is principally the result of a decline in the market value of the loans in the second quarter of fiscal 1996.

         The table below shows Eagle's mortgage loan activities for the periods indicated.

                                                                           Years Ended September 30,
                                                           ---------------------------------------------------------
                                                                    1996                1995               1994
                                                                -------------       -------------      -------------
                                                                                (In thousands)
MORTGAGE LOAN ORIGINATIONS AND PURCHASES:
  Loan originations:
    Permanent:
     1-4 family units                                      $       145,515    $         84,901    $     138,779
     Multi-family units                                                 43                 729              316
     Commercial real estate                                          9,889                 643               --
     Land                                                            4,546               2,502            2,836
                                                                -------------       -------------      -------------
     Total permanent loans                                         159,993              88,775          141,931
                                                                -------------       -------------      -------------

     Refinancing*                                                   23,748              23,806           42,705
                                                                -------------       -------------      -------------

     Construction:
      1-4 family units                                              32,434              27,086           19,166
      Non-Residential                                                   --                  --              500
                                                                -------------       -------------      -------------
        Total construction loans                                    32,434              27,086           19,666
                                                                -------------       -------------      -------------

       Total mortgage loan originations                            216,175             139,667          204,302
                                                                -------------       -------------      -------------

  Loan purchases:
    Participations                                                      --                 130            2,507
    Whole loans                                                         --                  --               --
    Loans purchased through acquisition                             22,233                  --           60,180
                                                                -------------       -------------      -------------
      Total loan purchases                                          22,233                 130           62,687
                                                                -------------       -------------      -------------

      Total mortgage loan originations and purchases               238,408             139,797          266,989
                                                                -------------       -------------      -------------

MORTGAGE LOAN SALES, SECURITIZATION AND PRINCIPAL
   REPAYMENTS:
    Loan sales                                                      18,732                  --           10,009
    Loan securitization                                             16,971             154,194               --
    Principal repayments                                           112,542              82,945          119,576
                                                                -------------       -------------      -------------

    Total mortgage loan sales, securitization and
      principal repayments                                         148,245             237,139          129,585
                                                                -------------       -------------      -------------

Increase (decrease) in mortgage loans receivable (before
net items)                                                 $        90,163    $        (97,342)   $     137,404
                                                                =============       =============      =============

* Consists of loans originated in connection with the refinancing of existing loans from Eagle. The corresponding pay-off of the original loan is included in the table under "principal repayments."

         The following table shows the consumer loan activities of Eagle for the periods indicated.

                                                                  Years Ended September 30,
                                                  ---------------------------------------------------------
                                                            1996               1995               1994
                                                        -------------      -------------      -------------
                                                                       (In thousands)

LOAN ORIGINATIONS:
  Secured by deposits                             $        2,770      $       3,599      $      2,219
  Home improvement                                           249                283               236
  Home equity                                             14,874              9,824            11,510
  Education                                                   --                 --                 6
  Automobile and personal                                  2,282              2,351             1,631
                                                        -------------      -------------      -------------
    Total originations                                    20,175             16,057            15,602
  Loan purchases through acquisition                      13,169                 --            20,596
                                                        -------------      -------------      -------------
    Total loan originations and purchases                 33,344             16,057            36,198
                                                        -------------      -------------      -------------

LOAN SALES AND PRINCIPAL REPAYMENTS:
  Principal repayments                                    25,761             17,275            18,149
  Loan sales                                                 999                 --                --
                                                        -------------      -------------      -------------
  Total loan sales and principal repayments               26,760             17,275            18,149
                                                        -------------      -------------      -------------

Increase (decrease) in consumer loans             $        6,584      $      (1,218)     $     18,049
                                                        =============      =============      =============

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

         Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan's yield. This amount is generally amortized over the contractual life of the related loans. At September 30, 1996, Eagle had deferred net loan fees of $1.3 million.

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

         At September 30, 1996, the Company's total non-performing assets, including non-performing (or non-accrual) loans and real estate owned, was $12.3 million or 0.88% of total assets. This compares to non-performing assets of $13.6 million, or 1.10% of total assets, at September 30, 1995 and $12.3 million, or 1.15% of total assets, at September 30, 1994.

         The  following   table  sets  forth   information   regarding   Eagle's
non-performing assets at the dates indicated.

                                                                           At September 30,
                                             ------------------------------------------------------------------------------
                                                  1996            1995            1994            1993            1992
                                                  ----------      ----------      ---------       ---------       ---------
                                                                            (in thousands)
Non-performing Loans:
  Mortgage loans:
    One-to-four family residential           $      6,893    $      9,419    $       6,596  $       5,407   $       2,801
    Multi-family and commercial                     1,031             597              169            196             513
  Non-mortgage commercial loans                       261               -                -              -               -
  Home equity lines of credit and
    second mortgages                                1,047           1,094            1,227            871             633
  Other consumer loans                                 47              20               17             18              49
Real estate owned                                   3,050           2,439            4,310          5,471           6,403
                                                  ----------      ----------      ---------       ---------       ---------

Total                                        $     12,329    $     13,569    $      12,319  $      11,963   $      10,399
                                                  ==========      ==========      =========       =========       =========

Impaired loans:
  Performing                                 $      4,799    $          -    $           -  $           -   $           -
  Non-performing                                    1,984               -                -              -               -
                                                  ==========      ==========      =========       =========       =========

  Non-performing assets to loans
   receivable, net and real estate owned             1.51%           1.89%           1.51%           1.81%           1.81%
  Non-performing assets to total assets              0.88%           1.10%           1.15%           1.51%           1.38%
  Net charge-offs to average loans
   receivable, net (for the period)                  0.35%           0.28%           0.20%           0.11%           0.19%

         Non-performing loans decreased $1.9 million, or 17%, from September 30, 1995 to September 30, 1996. This decrease can be attributed to several factors, although two primary factors are significant contributors to the decrease. The primary factors are an increase in foreclosures during the year and a higher level of charge-offs compared to prior years. Loans foreclosed into real estate owned totaled $4.3 million for the year ended September 30, 1996 compared to $2.2 million for fiscal 1995. Loan charge-offs increased 15.6% to $2.9 million during fiscal 1996 from $2.5 million during fiscal 1995.

         As a result of managing non-performing loans, management expects a number of the non-performing loans to become real estate owned. The overall level of real estate owned will depend on the number of loans which can be resolved prior to foreclosure and the ability of Eagle to sell properties which it owns. The Company strives to aggressively market properties and has been able to reduce the level of real estate owned by more then 50% since September 30, 1992.

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

         In addition to non-performing loans, Eagle has $4.0 million of loans at September 30, 1996 which were classified as restructured loans. Restructured loans are the result of term modifications with borrowers that meet the following criteria; loan terms, particularly interest rate, that are consistent with those terms on newly originated loans, standard underwriting criteria such as income guidelines and loan-to-value ratios and consistent, on-time monthly payments. Based on the borrowers meeting the above criteria, management considers it appropriate to continue the accrual of interest on these loans. The majority of these borrowers have had short-term financial difficulties and do not represent chronically delinquent or slow-paying customers. During 1996, Eagle restructured loans totaling $4.2 million.

         Beginning in 1996, Eagle began reporting impaired loans in accordance with the requirements of SFAS No. 114. Loans are considered impaired when management has concluded that it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All amounts due include both principal and interest. In addition all restructured loans that have been modified have been classified as impaired. At September 30, 1996, impaired loans totaled $6.8 million, $4.8 million of which were classified as performing and $2.0 million of which were classified as non-performing. The non-performing impaired loans are included in the non-performing loan total of $9.3 million.

         The Company's non-performing assets are predominately residential in nature with $12.4 million secured by one-to-four residential properties, including $1.1 million of non-performing home equity loans, and $1.2 million secured by multi-family or commercial real estate.

ALLOWANCE FOR LOAN LOSSES

         At September 30, 1996, Eagle's allowance for loan losses totaled $8.6 million, compared to $7.5 million at September 30, 1995, and $8.3 million at September 30, 1994. Eagle added $2.0 million in provisions for loan losses to the allowance during fiscal 1996 compared to provisions of $1.5 million and $1.2 million during the years ended September 30, 1995 and 1994, respectively.

         The following is a summary of activity in the allowance for loan losses for the periods indicated.

                                                                      Years Ended September 30,
                                               -------------------------------------------------------------------------
                                                 1996            1995           1994            1993            1992
                                               ---------       ---------      ----------      ----------      ----------
                                                                           (in thousands)
Balance at beginning of period            $      7,457   $       8,311   $      5,005    $      4,011    $      1,544

Charge-offs:
  One-to-four family mortgage loans             (2,077)         (1,729)        (1,033)           (271)           (891)
  Multi-family, commercial and
   land development loans                         (491)           (381)          (405)           (521)           (249)
  Consumer and home equity loans                  (295)           (366)           (68)           (166)            (10)
                                               ---------       ---------      ----------      ----------      ----------
                                                (2,863)         (2,476)        (1,506)           (958)         (1,150)
                                               ---------       ---------      ----------      ----------      ----------

Recoveries:
  One-to-four family mortgage loans                 83              92            107             224             192
  Multi-family, commercial and land
    development loans                                -              29              3               7              17
  Consumer and home equity loans                     3               1              2              13               3
                                               ---------       ---------      ----------      ----------      ----------
                                                    86             122            112             244             212
                                               ---------       ---------      ----------      ----------      ----------
    Net charge-offs                             (2,777)         (2,354)        (1,394)           (714)           (938)

Allowance associated with purchases              1,871               -          3,500               -           1,759
Provision for loan losses                        2,041           1,500          1,200           1,708           1,646
                                               ---------       ---------      ----------      ----------      ----------

Balance at end of period                  $      8,592   $       7,457   $      8,311    $      5,005    $      4,011
                                               =========       =========      ==========      ==========      ==========

Ratio of net charge-offs to
average loans outstanding, net                 0.35%           0.28%          0.20%           0.11%           0.19%

         At September 30, 1996, Eagle had $8.6 million in loan loss reserves established for commercial real estate mortgage loans, residential mortgage loans, commercial loans and consumer loans. This reserve is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance at a particular time is based on an evaluation of the portfolio, past loan loss experience, then-current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

         Management monitors the adequacy of the allowance for loan losses and periodically makes additions in the form of provisions for loan losses based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current market and economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. The additional $1.9 million, $3.5 million and $1.8 million of allowance for loan losses that were recorded as part of Fleet/Shawmut, Bank of Hartford and Danbury Federal transactions, respectively, were based on management's evaluation of the loans acquired in these transactions. Such evaluation included an analysis of the loss of all delinquent loans as well as the risk of the remaining loans acquired. The additional allowances were accounted for as purchase accounting adjustments to the premiums paid by Eagle in the Fleet/Shawmut, Bank of Hartford and Danbury Federal transactions.

         The following table presents an allocation of Eagle's allowance for loan losses by loan category and presents the percent of each loan category to the total loan portfolio at the dates indicated.

                                                                     September 30,
                                         1996              1995             1994              1993             1992
                                      -----------       -----------      -----------       -----------      ------------
                                                                     (in thousands)
Balance at end of period
applicable to:                   $       4,915    $       5,581     $      6,231     $        4,234    $       3,438
  1-4 family mortgage loans
                                            82.6%            85.3%            86.7%              87.2%            85.7%
  Multi-family, commercial
  real estate and land           $       2,345    $         927     $        803     $          492    $         319
   development loans
                                             7.7%             5.3%             4.9%               5.3%             5.7%
  Consumer and home equity       $       1,229    $         890     $      1,277     $          279    $         254
  loans
                                             8.9%             9.3%             8.4%               7.5%             8.6%
  Commercial loans               $         103    $          59                -                  -                -
                                             0.8%             0.1%             -                  -                -
                                      -----------       -----------      -----------       -----------      ------------
Total allowance for loan losses  $       8,592    $       7,457     $      8,311     $        5,005    $       4,011
                                      ===========       ===========      ===========       ===========      ============


         The ratio of allowance for loan losses to non-performing loans was 93%, 67% and 104% at September 30, 1996, September 30, 1995 and September 30, 1994, respectively. This coverage ratio will vary from time to time based upon the composition of, and management's analysis of the risk elements in the loan portfolio, as well as the composition of problem loans. The allowance for loan losses is not based on a percentage of non-performing loans, but on the total portfolio classified by risk group plus estimated losses on individual problem loans. The increase in 1996 in the ratio of allowance for loan losses to non-performing loans is due to additions to the allowance of $3.9 million.

         The following table sets forth the amount of accruing loans delinquent 60-89 days, the amount of non-accrual loans, the balance of the Company's allowance for loan losses and the coverage ratio of such allowance to the total of loans at the dates indicated.

                                                                Years Ended September 30,
                                                       1996                  1995                  1994
                                                       ----                  ----                  ----
                                                                      (in thousands)
Accruing loans delinquent 60-89 days         $          1,521      $          1,211      $        1,480
Nonaccrual loans                                        9,279                11,130               8,009
                                                  ----------------      ----------------      ----------------
    Total                                    $         10,800      $         12,341      $        9,489
                                                  ================      ================      ================

Allowance for Loan losses                    $          8,592      $          7,457      $        8,311
                                                  ================      ================      ================

Coverage ratio                                             79.6%                 60.4%               87.6%

         Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the examination. The OTS completed a regularly scheduled examination of the Bank during 1995 and no changes to the allowance for loan losses were required at that time.

         At September 30, 1996, Eagle had $6.9 million of potential problem loans with $3.5 million classified as special mention and $3.4 million classified as watch. In aggregate the appraised value of the property securing these loans totaled $7.9 million at September 30, 1996. Commercial real estate and land loans comprised $2.8 million of the total

         INVESTMENT ACTIVITIES

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

         The Company's total holdings of mortgage-backed and investment securities increased to $464.6 million at September 30, 1996 from $412.1 million at September 30, 1995. The Bank's portfolio is almost entirely made up of agency issued mortgage-backed securities and collateralized mortgage obligations which collectively total $448.0 million, or 96.4% of the total portfolio. This represents an increase from $353.1 million at September 30, 1995. Agency issued mortgage-backed securities decreased from $299.8 million at September 30, 1995 to $225.5 million at September 30, 1996 while collateralized mortgage obligations increased from $53.3 million at September 30, 1995 to $222.5 million at September 30, 1996.

         The execution of two separate strategies were principally responsible for the shift in the balances of each respective investment category. The first strategy, which was implemented during the quarter ended March 31, 1996, involved the sale of approximately $100 million of the Bank's lowest yielding securities, of which 67.9% were agency issued mortgage-backed securities and 73.6% were adjustable or floating rate securities. The proceeds were primarily reinvested in fixed rate, short average life, approximately three to four years, collateralized mortgage obligations. This transaction was estimated to improve the yield on the $100 million of securities traded by approximately 150 basis points on average and resulted in a loss recorded in the consolidated statements of income of $1.2 million. The second strategy was to supplement balance sheet growth derived from the loan portfolio with periodic purchases of securities throughout the year. The majority of these purchases were fixed rate, short average life collateralized mortgage obligations.

         The Company's security portfolio at September 30, 1996 was comprised primarily of mortgage-backed securities and collateralized mortgage obligations. Mortgage-backed securities are investments secured by pools of fixed rate or adjustable rate mortgage loans. Agency issued mortgage-backed securities represent $225.5, or 48.5%, of the security portfolio with $139.2 million secured by pools of adjustable rate loans and $86.3 million secured by pools of fixed rate loans. The payments of interest and principal on such loans are passed through to the securities holders after deducting a servicing fee. The collateralized mortgage obligation portion of the investment portfolio, which totals $222.5 million, contains no derivative investment securities such as interest only tranches, principal only tranches or strips. There were $38.4 million of adjustable or floating rate collateralized mortgage obligations outstanding at September 30, 1996. The mortgage-backed securities and collateralized mortgage obligations held by Eagle are subject to interest rate and prepayment risks customarily associated with such securities. The weighted average life of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities, depending upon the rate of prepayments. Borrowers on the underlying mortgages may have the right to prepay their loans with or without prepayment penalties. In a declining interest rate environment, more borrowers than would otherwise be anticipated may choose to prepay their loans in order to refinance the loans at lower rates. As a result, the actual yield on mortgage-backed securities may differ from the expected yields based upon prepayment experience.

         At September 30, 1996, the following details investments in any issuer where the aggregate book value exceeded 10% of Eagle's shareholder's equity.

                                                           Aggregate                    Aggregate
                                                           Book Value                   Market Value
                                                           ----------------------       ----------------------
                                                                          (in thousands)
FHLMC                                                 $            133,111        $             133,114
FNMA                                                               106,242                      106,530
GNMA                                                                43,079                       42,111
G.E.  Capital Mortgage Services, Inc.                               40,203                       39,824
Prudential Home Mortgage Securities                                 29,932                       29,268
Residential Funding Mortgage Securities, Inc.                       25,321                       24,888
Structured Mortgage Asset Residential Trust                         20,642                       20,516
Chemical Mortgage Securities, Inc.                                  14,988                       15,081
Independent National Mortgage Corporation                           13,230                       13,111
PNC Mortgage Securities Corp.                                       10,145                       10,166
                                                           ----------------------       ----------------------
                                                      $            436,893        $             434,609
                                                           ======================       ======================

         All securities included above represent agency issued mortgage-backed securities or collateralized mortgage obligations.

         The   following   table   sets   forth  the   composition   of  Eagle's
mortgage-backed and investment portfolio at the dates indicated.

                                                                At September 30,

                                            1996                      1995                        1994
                                   -----------------------   ------------------------    -----------------------
                                   Carrying        % of      Carrying        % of        Carrying        % of
                                    Value        Portfolio     Value       Portfolio      Value        Portfolio
                                   ---------     ---------   ----------    ----------    ---------     ---------
                                                                  (in thousands)
U.S. Treasury securities           $    4,960      1.1%      $    6,325       1.5%       $    12,834       7.0%
U.S. Government agency
  obligations                           7,012      1.5           22,001       5.4             14,018       7.7
Other bonds and notes                   2,468      0.5           13,001       3.2             23,040      12.6
Mutual fund and marketable
  equity  securities                        -        -           14,965       3.6             16,936       9.3
Mortgage-backed securities:
  Agency                              225,507     48.5          299,758      72.7             68,564      37.4
  Other                                 2,104      0.5            2,704       0.7                142       0.1
  Collateralized mortgage
     obligations                      222,509     47.9           53,323       2.9             47,357      25.9
                                     ---------   -------       ----------  ----------       ---------   --------
  Total carrying value of
    portfolio                      $ 464,560     100%        $  412,077     100%         $   182,891     100%
                                     =========   =======       ==========  ==========       =========   ========

  Total market value of portfolio  $ 464,480                 $  413,282                  $  179,388
                                     =========                 ==========                   =========

         The following table sets forth the maturities of Eagle's mortgage-backed and investment securities at September 30, 1996 and the weighted average yields of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are presented in accordance with date of final maturity without consideration of scheduled amortization or anticipated prepayments.

                             Within One Year      One to Five Years    Five to 10 Years      After 10 Years                   Total
                                      Weighted            Weighted             Weighted             Weighted                Weighted
                                      Average             Average              Average               Average                 Average
                             Amount   Yield       Amount   Yield       Amount   Yield        Amount   Yield       Amount      Yield
                             -------- -------     ------- --------     ------- --------      ------- --------    --------    -------
                                                                       (In thousands)
U.S. Treasury
  securities               $    -           -%    $  4,960   5.03%  $      -         -%   $       -       -%    $   4,960    5.03%
U.S. Government
  agency obligations            -           -        7,012   7.30          -         -            -       -         7,012    7.30
Other bonds and notes           -           -        1,100   6.07        976      7.91          392    6.01         2,468    6.79
Mortgage-backed securities:
    Agency                      1        8.05       16,445   6.55      9,105      7.95%     199,956    7.05       225,507    7.05
    Other                       -           -            -      -          -         -        2,104    7.73         2,104    7.73

Collateralized mortgage
   obligations                  -           -        1,103   6.52          -         -      221,406    7.06       222,509    7.05
                             -------- -------       ------ ------    -------   --------     ------- --------     --------  ------
Total                      $    1        8.05%    $ 30,620  6.46%  $  10,081      7.94%  $  423,858    7.05%  $  464,560    7.03%
                             ======== =======       ====== ======    =======   ========     ======= ========    ========   ======

         SOURCES OF FUNDS

         General. Deposits are the primary source of funds for use in the lending and investment activities of Eagle. In addition, funds are derived from loan payments (including interest, amortization of principal and prepayments), earnings on investments, amortization of investments, maturing investments and FHL Bank advances. Historically, Eagle has not relied on sales of loans and investment securities as sources of funds. Loan and investment repayments fluctuate significantly based on prevailing interest rates, while deposit inflows and outflows are significantly influenced by prevailing interest rates on alternative products and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or on a longer term basis to support expanded lending or investing activities.

         Deposits increased to $1.06 billion at September 30, 1996 from $951.8 million at September 30, 1995, an increase of $107.6 million or 11.3%. Total borrowings increased by $66.2 million to $221.7 million at September 30, 1996. Approximately $68.2 million, or 63.4%, of the increase in deposits is the net result of the Fleet/Shawmut and Union transactions. The increase in borrowings is principally a result of funding purchases of securities as part of Eagle's balance sheet management strategies.

         Deposit Activities. Eagle has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to five years. Deposits are primarily derived from the areas in which the offices of Eagle Federal are located. Eagle does not actively solicit deposits outside the State of Connecticut or use brokers to obtain deposits. Eagle does occasionally use premiums and promotions to attract deposits.

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

         The following table describes the deposit accounts offered by Eagle at September 30, 1996.

                                         Minimum                 Interest
                                         Deposit                   Rate
                                   --------------------      -----------------

Passbook                      $                 10                    2.00%
NOW                                            500                     .50
Money market accounts                        1,000                    2.50

Market-rate certificates:
  31 day                                     5,000                    2.96
  91 day                                       500                    3.93
  Six month                                    500                    4.65
  Six month liquid                             500                    4.89
  Nine month                                   500                    4.65
  Nine month bump                              500                    5.37
  Nine month liquid                            500                    5.13
  One Year                                     500                    5.13
  Fifteen month                                500                    5.13
  Fifteen month bump                           500                    5.60
  Eighteen month                               500                    5.08
  Two year                                     500                    5.03
  Two and one-half year                        500                    4.98
  Two and one-half year bump                   500                    5.84
  Three year                                   500                    5.37
  Three and one-half year                      500                    4.98
  Four year                                    500                    5.84
  Five year                                    500                    5.60

IRA certificates:
  One and one-half year
    (variable rate)                             50                    4.65
  One and one-half year
    (fixed rate)                               500                    5.08
  Four and one-half year
    (fixed rate)                               500                    5.84

         Eagle prices its deposits to take advantage of opportunities for profitable investment of the funds through regular lending activities, and to a lesser amount to encourage deposits in longer term accounts. Interest rates are primarily based on prevailing market conditions, the need for funds and ability to pay.

The following table sets forth the deposit flows for Eagle during the periods indicated.

                                                                   Years Ended September 30,
                                               -----------------------------------------------------------
                                                    1996                  1995                1994
                                               ----------------      ----------------    ----------------
                                                                        (In thousands)

Deposits acquired through acquisitions         $        253,139    $           --     $       272,752
Deposits sold through dispositions                     (184,410)               --                  --
Deposits                                              2,048,831         1,893,451           1,455,747
Withdrawals                                          (2,054,769)       (1,932,822)         (1,513,532)
                                                   ---------------   ----------------    ----------------
Net cash inflow (outflow)                                62,791           (39,371)            214,967
Interest credited                                        44,813            36,449              27,648
                                                   ---------------   ----------------    ----------------

Net increase (decrease) in deposits            $        107,604    $       (2,922)    $       242,615
                                               =================== ================== ===================


The following table provides detail regarding the Bank's deposit accounts for the periods indicated.

                                                             Years Ended September 30,
                            --------------------------------------------------------------------------------------------
                                           1996                           1995                           1994
                                 -------------------------      -------------------------      -------------------------
                                   Average                        Average                        Average
                                   Amount        Rate             Amount        Rate             Amount        Rate
                                 ------------ ------------      ------------ ------------      ------------ ------------
                                                                     (In thousands)

Demand  accounts            $     117,913          0.58%   $       99,266          .72%   $       79,635          .98%
Passbook accounts                 148,593          2.01           151,170         1.98           134,731         2.20
Money market accounts             102,367          2.70           124,260         2.67           144,478         2.72
Certificate accounts              676,598          5.58           566,675         5.19           433,989         4.60

The following table sets forth the deposit accounts of Eagle in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                            At September 30,
                                    ------------------------------------------------------------------------------------------------
                                                  1996                            1995                            1994
                                    ------------------------------------------------------------------------------------------------
                                     Weighted                 % of      Weighted              % of     Weighted               % of
                                      Average                 total      Average              total    Average                total
                                       Rate         Amount   deposits     Rate      Amount   deposits    Rate       Amount  deposits
                                    ------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Balance by account type:
  Non-interest bearing                   0.00% $   30,260       2.8%     0.00%  $    27,913     2.9%     0.00%  $   22,101     2.3%
  Regular savings                        2.00     144,728      13.7      1.99       143,271    15.1      1.99      162,344    17.1
  NOW accounts                           0.98      90,758       8.6      1.04        80,625     8.5      1.05       76,111     8.0
  Money market accounts                  2.78      94,510       8.9      2.71       104,428    11.0      2.67      151,290    16.0
                                                  -------------------               -----------------              -----------------
                                                  360,256      34.0                 356,237    37.5                411,846    43.4
                                                  -------------------               -----------------              -----------------
Certificate accounts
with
  original maturities of:
  Six months or less                     4.59      83,514       7.9      4.64        57,383     6.0      3.27      107,722    11.4
  Over six months to one year            5.14     289,815      27.4      5.69       178,098    18.7      3.77      110,928    11.7
  Over one year to two years             5.55      98,986       9.3      5.57       145,895    15.3      4.37      113,970    12.0
  Over two years                         6.05     226,784      21.4      6.09       214,138    22.5      5.85      204,363    21.5
                                                  -------------------               -----------------              -----------------

                                                  699,099      66.0                 595,514    62.5                536,983    56.6
                                                  -------------------               -----------------              -----------------

                                               $  1,059,355   100.0%            $   951,751   100.0%            $  948,829   100.0%
                                                  ===================               =================              =================

         The following table presents, by various interest rate categories, the amounts of certificate accounts at Eagle as of the dates indicated.

                                                                 September 30,
                                          --------------------------------------------------------------
                                               1996                   1995                   1994
                                          ----------------      -----------------      -----------------
                                                                 (In thousands)
Less than 4.01%                     $          17,077      $        11,484        $       228,638
4.01 - 6.00%                                  570,015              369,885                253,076
6.01 - 10.00%                                 112,007              214,145                 55,629
                                          ----------------      -----------------      -----------------

                                    $         699,099      $       595,514        $       537,343
                                          ================      =================      =================

         The following table sets forth the amount and remaining maturities by interest rate of time deposits at September 30, 1996.

                                  Less Than           One to Three           After Three
           Rate                    One Year               Years                 Years                 Total
---------------------------      -------------       ----------------      -----------------      --------------
                                                              (In Thousands)

Less than 4.01%             $      16,957      $           102        $             18       $        17,077
4.01 - 6.00%                      422,715              119,604                  27,696               570,015
6.01 - 10.00%                      37,620               41,728                  32,659               112,007
                                 -------------       ----------------      -----------------      --------------

    Total                   $     477,292      $       161,434        $         60,373       $       699,099
                                 =============       ================      =================      ==============

         Certain information regarding the deposit accounts at Eagle in amounts of $100,000 or more at September 30, 1996 is shown in the table below.

      Total Deposits         Three Months or        Over Three             Over Six               Over One Year    % of Total
      of $100,000 or         Less                   Months through         Months through                          Deposits
      more                                          Six Months             One Year
      -----------------      -----------------      -----------------      ----------------       ---------------- -------------
                                 (in thousands)

$          63,300       $          22,335      $         10,689       $        12,681       $          17,595         5.98%

         Borrowings. The FHL Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHL Bank System are required to own capital stock in the FHL Bank. Members are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain creditworthiness standards have been met. See "Regulation -- Federal Home Loan Bank System." Under its current credit policies, the FHL Bank limits advances based on the value of a member's qualified collateral that has not been pledged to outside sources. Historically, Eagle Federal has not relied on FHL Bank advances and other borrowings to any significant extent as a source of funds. At September 30, 1996, Eagle Federal had authority to borrow up to $688 million from the FHL Bank of Boston, and will continue to use this source of funds to take advantage of lending and investment opportunities. Outstanding FHL Bank advances at September 30, 1996 totaled $207.0 million compared to $73.2 million at September 30, 1995 and $31.8 million at September 30, 1994. The weighted average interest rate on FHL Bank advances outstanding at September 30, 1996, 1995 and 1994 was 5.65%, 5.96% and 5.44% respectively.

         On a consolidated basis, Eagle had other borrowed money in the amount of $14.7 million at September 30, 1996 compared to $82.3 million at September 30, 1995. Repurchase agreements constitute 100.0% and 99.9% of the other borrowed money total at September 30, 1996 and 1995, respectively. The weighted average interest rate on other borrowed money at September 30, 1996, 1995, and 1994 was 5.22%, 5.89%, and 5.20%, respectively.

         INTEREST RATE SENSITIVITY GAP

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

         The following table shows the estimated maturity/repricing structure of the interest sensitive assets and interest sensitive liabilities of Eagle at September 30, 1996:

                                                                         Repricing     Repricing     Repricing     Repricing
                                                           Percent       Within        Within        Within        Over 3
                                              Amount       of Total      0-3           4-12          1-3 Years       Years
                                                                          Months        Months
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                                                                (In thousands)
Interest-earning assets
  Loans receivable , net (a)              $   815,413         61.9%   $   159,502   $  222,474    $  190,071    $  243,366
  Mortgage-backed securities (b)              453,112         34.1         75,915      138,524        73,452       165,221
  Investment securities (c)                    24,893          1.9              -            -         6,077        18,816
  Interest-bearing deposits                    27,989          2.1         27,989            -             -             -
                                             ----------    ----------    ----------    ----------    ----------    ----------

Total interest sensitive assets           $  1,321,407       100.0%       263,406      360,998       269,600       427,403
                                             ==========    ==========    ----------    ----------    ----------    ----------

Interest sensitive liabilities
  Passbook accounts                       $   144,728         11.6%         7,511       17,744        40,582        78,891
  Certificate accounts                        699,099         55.9        194,999      282,288       161,421        60,391
  NOW accounts                                 90,758          7.2          6,149       11,624        20,899        52,086
  Money market accounts                        94,510          7.6          6,285       11,881        20,072        56,272
  FHLB advances                               207,008         16.5         86,885       36,245        62,537        21,341
  Other borrowings                             14,670          1.2              -       14,670             -             -
                                             ----------    ----------    ----------    ----------    ----------    ----------
  Total interest sensitive liabilities    $  1,250,773       100.0%       301,829      374,452       305,511       268,981
                                             ==========    ==========    ----------    ----------    ----------    ----------

Periodic repricing difference                                         $  (38,423)   $  (13,454)   $  (35,911)   $  158,422
(cumulative gap)
                                                                         ==========    ==========    ==========    ==========

Cumulative repricing difference                                       $  (38,423)   $  (51,877)   $  (87,788)   $   70,634
(cumulative gap)
                                                                         ==========    ==========    ==========    ==========

Cumulative gap to total assets                                              (2.7)%        (3.7)%        (6.3)%        (5.0)%

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


The following assumptions were determined by management in order to prepare the gap table set forth above. Non-amortizing investment securities are shown in the period in which they contractually mature. Prepayment rates on loans, amortizing investment securities and mortgage-backed securities are based upon a combination of market consensus. Estimated decay rates on all deposit accounts are based upon the formula derived by the OTS.

The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. For example, if all passbook deposits were assumed to reprice in one year or less, the Company's one-year cumulative gap to total assets would be negative 12.2%.

         SERVICE CORPORATION ACTIVITIES

         Federal regulations permit a federally chartered savings institution to invest an amount up to 2% of its assets in the stock, paid-in surplus, and unsecured obligations of subsidiary service corporations engaged in certain activities, and an additional 1% of its assets when the additional funds are used primarily for community or inner-city development or investment. In addition, federal regulations generally authorize such institutions which meet minimum regulatory capital requirements to invest up to 50% of regulatory capital in conforming first mortgage loans to service corporations. At September 30, 1996, Eagle Federal's direct investment (capital stock) in its service corporation, Eagle Service Corp., was $ 1,000. Eagle Service Corp. administers the securities brokerage and investment services made available to Eagle Federal's customers.

         EMPLOYEES

         At September 30, 1996, Eagle had 417 employees (including 115 part-time employees), all of whom are employed by Eagle Federal. None of these employees are represented by a collective bargaining group. Employee benefits for full-time employees include reimbursement of approved, business-related educational expenses, a pension plan, an ESOP, a 401k plan and life, health and disability insurance.


MARKET AREA AND COMPETITION

         Eagle Federal is headquartered in Bristol, Connecticut and conducts business from four offices in Bristol, three offices in Hartford, two offices in West Hartford, and one office each in Bloomfield, Canton, Manchester, Rocky Hill and Simsbury (all of which are in Hartford County), two offices in Torrington, one office each in Litchfield, Terryville and Winsted (all of which are in Litchfield County). Eagle also operates supermarket branch offices in Bloomfield, East Hartford, Glastonbury and Avon.

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

         Furthermore, a bank subsidiary of a bank holding company is permitted to act as agent for other depository institutions owned by the same holding company for purposes of receiving deposits, renewing time deposits, closing or servicing loans, and receiving loan payments effective as of September 29, 1995. A savings association may perform similar agency services for affiliated banks to the extent that the savings association was affiliated with a bank on July 1, 1994 and satisfies certain additional requirements.

         The OTS also has adopted a statement of policy on branching by federally chartered savings institutions providing that the OTS will generally permit such institutions to branch or merge across state lines to the same extent permitted under state law to a state-chartered provided that the federal institution continues to meet the domestic building and loan test as set forth in the Internal Revenue Code. See "Regulation - Savings and Loan Holding Company Regulation."

         The foregoing provisions are expected to further increase competition within Eagle's existing market area.

REGULATION

GENERAL

         The Company, as a savings and loan holding company, and the Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. The Bank also is subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of the Company and the Bank. Set forth below is a description of certain recent regulatory developments.

         In September 1996, legislation (the "1996 legislation") was enacted to address the undercapitalization of the Savings Association Insurance Fund (the "SAIF"), of which the Bank is a member. As a result of the 1996 legislation, the Federal Deposit Insurance Corporation (the "FDIC") imposed a one-time special assessment of .657% on deposits insured by the SAIF as of March 31, 1995. The Bank incurred a one-time charge of $4.7 million (before taxes) to pay for the special assessment based upon on its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, the Bank's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. The Bank expects that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.

         The 1996 legislation also contemplates the merger of the SAIF with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, to formally be known as the Depository Insurance Fund (the "DIF"), to be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the formation of the DIF, however, no insured depository institution can be chartered as a savings association. To facilitate the abolition of the savings association charter, the Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters between banks and savings associations. If legislation with respect to the development of a common charter is enacted, the Bank may be required to convert its federal charter to either a new federal type of bank charter or to a state depository institution charter. Future legislation also may result in the Company becoming regulated at the holding company level by the Federal Reserve Board rather than by the OTS. Regulation by the Federal Reserve Board could subject the Company to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company and the Bank are unable to predict whether such legislation will be enacted.

         The 1996 legislation also, contained several provisions that could impact operations of the Bank, including augmenting the Bank's commercial lending authority by 10% of assets, provided that any loans in excess of 10% are used for small business loans. Furthermore, the qualified thrift lender test that the Bank must comply with was liberalized to provide that small business, credit card and student loans can be included without any limit, and that the Bank can qualify as a qualified thrift lender by meeting either the test set forth in the Home Owner's Loan Act or under the definition of a domestic building and loan association as defined under the Internal Revenue Code of 1986, as amended.

         Separate legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes. This legislation eliminated the Bank's ability to compute its bad debt deduction utilizing the percentage-of-taxable-income method or the reserve method based upon experience. It also suspended the recapture of the pre-1988 tax bad debt reserves and will require the recapture of these amounts only under very limited circumstances. It does require the recapture of the post-1987 tax bad debt reserves over a six year period. The Bank's pre-1988 tax bad debt reserves which have been suspended are $8.9 million and the amount of the post-1987 reserves which will be recaptured into income are $90,000.

         During  1996,  the  OTS  continued  its  comprehensive  review  of  its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations concerning lending and investments, corporate governance, subsidiaries and equity investments, conflicts of interest and usurpation of corporate opportunity. The OTS's revised lending and investments regulation generally imposes general safety and soundness standards, and also provides that commercial loans made by a service corporation of a savings association will be exempted from an institution's overall 10% limit on commercial loans. Such regulations now allow an institution to use its own cost-of-fund index in structuring adjustable rate mortgages, and eliminate percentage of assets limitations on credit card lending.

         The OTS's revised subsidiaries and equity investments regulation consolidated all OTS regulations that apply to various types of subsidiaries of federal associations and updates the list of pre-approved service corporation activities to include activities that the OTS has deemed to be reasonably related to the activities of a federal savings institution, yet not previously included on OTS's pre-approved list. In general, if an activity is on the pre-approved list, institutions will merely have to provide the OTS and the FDIC with 30 days prior notice of such activity. Activities not on the pre-approved list remain subject to an application process. The revised corporate governance regulation is intended to provide greater flexibility with respect to corporate governance of federal savings institutions, such as the Bank, consistent with safety and soundness and fairness to shareholders or members. For example, the OTS corporate governance regulations provide for after-the-fact notice for pre-approved charter and bylaw amendments and increase the list of pre-approved charter amendments, such as supermajority voting provisions and the eliminations of cumulative voting. In addition, institutions that are subsidiaries of holding companies, such as the Bank, no longer are required to have staggered terms for members of their board of directors, provide notice of shareholder meetings or compile shareholder voting lists.

         The OTS also converted its policy statement on conflicts of interest to a regulation that is intended to be based upon common law principles of "duty of loyalty" and "duty of care." The new conflicts regulation provides that directors, officers, employees, persons having the power to control the management or policies of savings associations, and other persons who owe fiduciary duties to savings institutions will be prohibited from advancing their own personal or business interests, or those of others, at the expense of the institutions they serve. The OTS also eliminated its current "appearance of a conflict of interest" standard from the scope of the revised rule. The OTS also codified its interpretative position concerning the phrase "person having the power to control the management or policies of savings associations," to provide that the phrase includes holding companies, such as the Company. Finally, the OTS eliminated its corporate opportunity regulations and policy statements and adopted a standard similar to common law standards governing usurpation of corporate opportunity. Significantly under the revised regulation, transfer of a line of business within a holding company structure will not be deemed to be a usurpation of corporate opportunity if an institution receives fair market consideration for a line of business transferred to its holding company or its affiliate. In such transactions, the OTS will generally defer to decisions made by a holding conpany, subject to compliance with Sections 23A or 23B of the Federal Reserve Act and general safety and soundness principles.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

         Under the Home Owners Loan Act (the "HOLA"), the Director of the OTS has regulatory jurisdiction over savings and loan holding companies. Eagle, as a savings and loan holding company within the meaning of the HOLA, is subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

         As a unitary holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Eagle Federal continues to qualify as a qualified thrift lender ("QTL"). Eagle could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if Eagle fails to constitute a QTL or if Eagle subsequently becomes a multiple savings and loan holding company. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

SAVINGS INSTITUTION REGULATION

         General. As a federally chartered savings institution, Eagle Federal is subject to supervision and regulation by the Director of the OTS and by the FDIC in its capacity as administrator of the SAIF. Under OTS regulations, Eagle Federal is required to obtain audits by an independent accountant and to be examined periodically by the Director of the OTS. Examinations must be conducted no less frequently than every 12 months. Eagle Federal is subject to assessments by the OTS and FDIC to cover the costs of such examinations. The OTS may revalue assets of Eagle Federal, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. See "Regulation - Savings Institution Regulation - Safety and Soundness Guidelines." See "Regulation - Savings Institution Regulation - Insurance of Deposits".

         Capital Requirements. Eagle Federal is subject to the capital adequacy regulations adopted by the OTS. Eagle Federal's ability to pay dividends to the Company and expand its business can be restricted if its capital falls below levels established by the OTS. Pursuant to OTS regulations, savings associations are required to maintain (i) "leverage capital" in an amount not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets, and (iii) risk-based capital equal to 8.00% of risk-weighted assets. The capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks of 4.0%.

         The following table sets forth the actual and required minimum levels of regulatory capital for Eagle Federal under applicable OTS regulations as of September 30, 1996.

                                    ACTUAL        ACTUAL              REQUIRED       REQUIRED             EXCESS
                                    AMOUNT        PERCENT              AMOUNT        PERCENT              AMOUNT
                                 ------------- --------------      --------------- -------------       -------------
                                                                (in thousands)

Core                        $       74,566          5.42%     $        41,283            3.0%    $         33,283
Tangible                    $       74,566          5.42%     $        20,641            1.5%    $         53,925
Risk-based                  $       81,953         13.89%     $        47,186            8.0%    $         34,767

         The following is a reconciliation of Eagle Federal's equity capital under GAAP to regulatory capital at September 30, 1996.

                                                                       Core           Tangible          Risk-based
                                                                    -----------      ------------      -------------
                                                                                    (in thousands)
GAAP Capital                                                   $      99,720    $      99,720     $      99,720
Less:  Goodwill and other intangible assets                          (26,864)         (26,864)          (26,864)
Less:  Unrealized gain in certain available for sale                   1,769            1,769             1,769
   securities
Less:  Excess qualifying purchased mortgage loan servicing               (59)             (59)              (59)
Add:  General loan and lease valuation allowances                         --               --             7,387
                                                                    -----------      ------------      -------------
Regulatory capital                                             $      74,566    $      74,566     $      81,953
                                                                    ===========      ============      =============

         Prompt Corrective Action. The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and to take prompt corrective action with respect to insured institutions which fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. Any company that controls an under capitalized institution must, in connection with the submission of a capital restoration plan by the savings institution, guarantee that the institution will comply with the plan and provide appropriate assurances of performance. As of September 30, 1996, Eagle Federal was deemed to be well-capitalized. See "Regulation - Savings Institution Regulation - Insurance of Deposits."

         Safety and Soundness Regulations. The OTS, along with the other federal banking agencies, adopted safety and soundness guidelines in July 1995 relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The HOLA requires that all regulations and policies of the Director of the OTS for the safe and sound operations of savings institutions are to be no less stringent than those established by the OCC for national banks. The foregoing operational, managerial and compensation issues are set out in the safety and soundness guidelines that the federal banking agencies issued to identify and address problems at institutions before capital becomes impaired.

         Qualified Thrift Lender Requirement. Eagle Federal must maintain its status as a "qualified thrift lender" ("QTL") in order to exercise the powers granted to federally chartered savings institutions and maintain full access to FHL Bank advances. Eagle Federal will remain a QTL if its qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months, as defined by HOLA and the rules and regulations of the OTS. At September 30, 1996, qualified thrift investments as a percentage of portfolio assets for Eagle Federal was 96.6%. The qualified thrift investments of Eagle Federal equaled or exceeded 65% of its portfolio assets on a monthly average basis for at least 9 months during the fiscal year ended September 30, 1996.

         The failure to maintain QTL status would require that Eagle Federal convert to a bank charter and will result in a limitation in future investments and activities including branching and payment of dividends. Eagle Federal also would be required to repay all outstanding FHL Bank advances and dispose of or discontinue any preexisting investments or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

         Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. Savings institutions are also required to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At September 30, 1996, Eagle Federal was in compliance with these liquidity requirements.

         Restrictions on Dividends and Other Capital Distributions. Eagle Federal is subject to limitations an the extent to which it may pay dividends. Savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with not less than 30 days' advance notice of any proposed declaration of a dividend on the institution's stock.

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

         Insurance of Deposits. Deposits in the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC. Although the Bank is considered a SAIF-insured institution, as of September 30, 1996, approximately 47% of its deposits were BIF-insured.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1 1/2 years. At September 30, 1996, Eagle Federal was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHL Bank sources before borrowing from a Federal Reserve Bank. A Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions is limited. A Federal Reserve Bank generally may not have advances outstanding to an undercapitalized institution for more than 60 days in a 120-day period.

TAXATION

         Federal. Eagle, on behalf of itself and its subsidiaries, files a September 30 tax year consolidated federal income tax return. Eagle and its subsidiaries report their income and expenses using the accrual method of accounting.

         The Small Business Job Protection Act of 1996, signed into law on August 20, 1996, repealed the special thrift bad debt deductions provisions. This legislation eliminates the use of the percentage of taxable income method as a means of calculating deductions for bad debts, allows banks greater flexibility in diversifying their loan and investment portfolios and establishes requirements for the recapture of previously untaxed bad debt reserve accumulations.

         Bad debt reserve accumulations prior to 1988 are exempt from recapture unless the Bank liquidates, pays a dividend in excess of earnings and profits or redeems stock. Post 1987 bad debt reserve accumulations will be taxed in equal amounts over six years beginning in 1996. The Bank may defer the recapture tax in 1996 or 1997 if it originates the same principal amount of mortgage loans that it had originated in the six years before 1996. The Bank does not expect the post 1987 recapture tax to have a material effect on the consolidated financial statements.

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

         State. State income taxation is in accordance with the corporate income tax laws of Connecticut. As a thrift, Eagle Federal is required to pay taxes equal to the larger of $250, 11.25% (scheduled to decrease in increments to 7.5% by 2001) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or an amount equal to 4% for each year of the amount of interest or dividends credited by them on savings accounts of depositors or account holders during the taxable year preceding that in which the tax becomes due, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum.

         Item 2.  Properties

         Eagle's nineteen traditional branch offices and four supermarket branch offices are located in Hartford and Litchfield counties. Automated teller machines ("ATM") are located in all of the nineteen traditional offices and all four supermarket branches. Eagle also operates three free standing ATM locations. Eagle's ATM's participate in the "NYCE" ATM network which permits access to funds at approximately 13,200 locations and 57,000 "point-of-sale" terminals throughout the Northeast. Data processing services for Eagle are provided by Connecticut On-Line Computer Center, a data processing company jointly owned by a number of New England savings institutions including Eagle Federal.

         The following table sets forth certain information concerning the business offices of Eagle at September 30, 1996.

                                                    Percent                          Lease
                                         Year       of Total       Owned or        Expiration        Lease Renewal
                                        Opened      Deposits        Leased            Date              Option
                                      ----------- ------------- ----------------- ------------- -------------------------

Torrington Main Office                   1945        11.5%           Owned             -                   -

East Main Street - Torrington            1973         3.9%           Owned             -                   -

Litchfield                               1976         3.4%           Owned             -                   -

Canton                                   1971         3.3%           Leased           2001         One 5-year option

Winsted                                  1988         3.3%           Leased           2006        Seven 5-year options
                                                                   Land Only

Bristol Main Office                      1957        14.4%           Owned             -                   -

Commons - Bristol                        1972         3.1%           Leased           2004         No renewal option

Farms - Bristol                          1983         4.5%           Leased           1998         One 5-year option
                                                                   Land Only

Forestville                              1992         1.9%           Leased           2001         No renewal option

Terryville                               1984         2.5%           Leased           1999         No renewal option

Hartford Main Office                     1994         4.7%           Owned             -                   -

Franklin Avenue - Hartford               1994         5.3%           Owned             -                   -

State House Square - Hartford            1996         5.6%           Leased           1997                 -

West Hartford                            1994         6.0%           Owned             -                   -

Bishops Corner - West Hartford           1996         4.3%           Leased           2004         One 10-year option

Rocky Hill                               1994         4.9%           Leased           2000         One 5-year option

Manchester                               1996         4.2%           Leased           1997        Three 5-year options

Bloomfield                               1996         7.7%           Leased           1998         No renewal option

Simsbury                                 1996         5.1%           Leased           1999         Two 5-year options

Avon - Supermarket                       1996         0.1%           Leased           1999         No renewal option

Bloomfield - Supermarket                 1996         0.0%           Leased           1999         No renewal option

East Hartford - Supermarket              1996         0.1%           Leased           1999         No renewal option

Glastonbury - Supermarket                1996         0.2%           Leased           1999         No renewal option

The total net book value of properties owned and used for offices by Eagle at September 30, 1996 and the aggregate net book value of leasehold improvements on properties used for offices was $6.0 million.


         Item 3.  Legal Proceedings

         As of September 30, 1996, there were no material pending legal proceedings to which Eagle, Eagle Federal or Eagle Service Corp. was a party or to which any of their property was subject.

         Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Eagle shareholders during the fourth quarter of the fiscal year ended September 30, 1996.

PART II

         Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         Information as to the principal market on which the Company's common stock is traded, the approximate number of holders of record as of September 30, 1996, the Company's dividend policy, and the high and low bid quotations or sales prices, as applicable, for each calendar quarter during the two most recent fiscal years is incorporated herein by reference to page 43 of the 1996 Annual Report to Shareholders.

         Item 6.  Selected Financial Data

         Selected consolidated financial data for the five years ended September 30, 1996 is included under separate caption in Part I of this Form 10-K.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 to 17 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

         Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is incorporated by reference to pages 18 to 41 of the 1996 Annual Report to Shareholders.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

         Item 10.  Directors and Executive Officers of the Registrant

         Reference is made to the information set forth under the captions "Election of Directors" and "Management -- Executive Officers" appearing in the Company's definitive proxy statement dated December 22, 1996, which information is incorporated herein by reference.

         Item 11.  Executive Compensation

         Reference is made to the information set forth under the caption "Management -- Executive Compensation" appearing in the Company's definitive proxy statement dated December 22, 1996, which information is incorporated herein by reference.

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth under the captions "Stock Owned by Management" and "Principal Holders of Voting Securities of Eagle" appearing in the Company's definitive proxy statement dated December 22, 1996, which information is incorporated herein by reference.

         Item 13.  Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Management -- Certain Transactions" appearing in the Company's definitive proxy statement dated December 22, 1996, which information is incorporated herein by reference.

PART IV

         Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on
                   Form 8-K

         (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

         Report of Independent Auditors.
         Consolidated Balance Sheets - September 30, 1996 and 1995.
         Consolidated  Statements  of Income - Years Ended  September  30, 1996,
            1995 and 1994.
         Consolidated Statements of Shareholders' Equity - Years Ended September
            30, 1996,  1995 and 1994.
         Consolidated Statements of Cash Flows - Years Ended September 30, 1996,
            1995 and 1994.
         Notes to Consolidated Financial Statements.

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

           3.2 Bylaws of the Company, as amended to date, incorporated by reference from Eagle's Current Report on Form 8-K dated November 12, 1993.

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

        10.4 Employment Agreement dated April 1, 1994 among the Company, the Bank and Ralph T. Linsley (incorporated by reference from Pre-effective Amendment No.1 to the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994)

        10.5 Consulting Agreement dated August 25, 1988 between the Company and Ralph T. Linsley (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 29, 1988).

        10.6 Employment Agreement dated April 1, 1994 among the Company, the Bank and Robert J. Britton (incorporated by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement of Form S-2 (Reg. No. 33-54981) filed with the SEC on September 12, 1994).

        10.7 Employment Agreement dated April 1, 1994 among the Company, the Bank and Ercole J. Labadia (incorporated by reference from the Company's Registration Statement of Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

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

        10.10 Employment Agreement dated April 1, 1994 among the Company, the Bank and Barbara S. Mills (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg. No. 33-54981) filed with the SEC on August 9, 1994).

        10.11 The Bank deferred compensation plan (incorporated by reference from Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-31122) filed with the SEC on May 17, 1988).

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

         12       Computation of Ratio of Earnings to fixed charges.

         13 1996 Annual Report to Shareholders, portions of which have been incorporated by reference into this Form 10-K.

         21       Subsidiaries of the Registrant

         23       Consent of KPMG Peat Marwick LLP

         27       Financial Data Schedule

         (b) No current reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal 1996.
         (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.
         (d)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              EAGLE FINANCIAL CORP.
                                       -----------------------------------------
                                                     Registrant

                                       By:  /s/ Ralph T. Linsley
                                       -----------------------------------------
                                                Ralph T. Linsley
                                              Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                     TITLE
                                                           -----------------------------------------------------------


By: /s/  Ralph T. Linsley                                  Chairman of the Board
-----------------------------------------
            Ralph T. Linsley

By:  /s/  Robert J. Britton                                Chief Executive Officer, President and
-----------------------------------------                  Director (principal executive officer)
           Robert J. Britton

By:  /s/  Mark J. Blum                                     Vice President, Chief Financial Officer and Secretary
-----------------------------------------                  (principal financial and accounting officer)
              Mark J. Blum

By: /s/   Richard H. Alden                                 Director
-----------------------------------------
            Richard H. Alden

By: /s/   George T. Carpenter                              Director
-----------------------------------------
          George T. Carpenter

By: /s/   Theodore M. Donovan                              Director
-----------------------------------------
          Theodore M. Donovan

By: /s/   Thomas V. LaPorta                                Director
-----------------------------------------
           Thomas V. LaPorta

By: /s/   John F. McCarthy                                 Director
-----------------------------------------
            John F. McCarthy

By: /s/   Ernest J. Torizzo                                Director
-----------------------------------------
           Ernest J. Torizzo

By: /s/   Steven E. Lasewicz                               Director
-----------------------------------------
           Steven E. Lasewicz


INDEX TO EXHIBITS

Exhibit
Number          Identity of Exhibit
------          -------------------
3.1             Certificate of  Incorporation,  amended herein by reference from
                Pre-Effective  Amendment No. 2 to the Registrant's  Registration
                Statement  on Form  S-1  (No.  33-9166),  filed  with the SEC on
                December 24, 1986.

3.2             Bylaws,  as amended   to date (incorporated  by  reference  from
                Eagle's Current Report on Form 8-K dated November 12, 1993).

10.1 Eagle Financial Corp. Stock Option Plan, (incorporated herein by reference from Eagle's Annual Report on Form 10-K for the year ended September 30, 1987 as filed with the SEC on December 22,
                1987).

10.2 BFS Bancorp, Inc. Stock Option Plan, (incorporated by reference from Eagle's Registration Statement on Form S-8 (No. 33-28403) filed with the SEC on April 28, 1989).

10.3 Eagle Financial Corp. 1988 Stock Option Plan, (incorporated by reference from Eagle's definitive Proxy Statement dated December
                21, 1988 for the 1989 Annual Meeting of Shareholders, as filed with the SEC on December 22, 1988).

10.4            Employment  Agreement dated April 1, 1994 among the Company, the
                Bank and  Ralph T.  Linsley,  (incorporated  by  reference  from
                Pre-effective Amendment No. 1 to the Company's Registration statement on Form S-2 (No. 33-54981) filed with the SEC on September 12, 1994).

10.5 Consulting Agreement dated August 25, 1988 between the Company and Ralph T. Linsley (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                September 30, 1988, as filed with the SEC on December 29, 1988).

10.6            Employment  Agreement dated April 1, 1994 among the Company, the
                Bank and Robert J.  Britton  (incorporated  by  referenced  from
                Pre-effective  Amendment  No.  1 to the  Company's  Registration
                Statement on Form S-2 (Reg. No.  33-54981) filed with the SEC on
                September 12, 1994).

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



Exhibit
Number          Identity of Exhibit
------          -------------------

10.13           Outside  Directors  Post  Retirement  Plan,  dated July 26, 1994
                (incorporated  by  reference  from  the  Company's  Registration
                Statement on Form S-2 (Reg. No. 33-54981), filed with the SEC on
                August 9, 1994).

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

12              Computation of Ratio of Earnings to fixed charges


13 1996 Annual Report to Shareholders, portions of which have been incorporated by reference into this Form 10-K.

21              Subsidiaries of the Registrant.

23              Consent of KPMG Peat Marwick.

27              Financial Data Schedule