Form 10-Q
period 1996-12-31
EAGLE FINANCIAL CORP
filed 1997-02-14
CIK 792369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    Form 10-Q

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                  Yes   X                      No

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (par value $0.01)                   4,544,398
--------------------------------------------------------------------------------
               (Class)                        (Approximate No. of Shares
                                          Outstanding at February 11, 1996
                                              (Excluding Treasury Stock)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                      INDEX


PART 1 -   FINANCIAL INFORMATION

          Consolidated Balance Sheets at December 31, 1996
            and September 30, 1996                                            2

          Consolidated Statements of Income for the Three Months
           Ended December 31, 1996 and 1995                                   3

          Consolidated Statements of Cash Flows for the Three Months
            Ended December 31, 1996 and 1995                                4-5

          Notes to Consolidated Financial Statements                        6-7

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8-14


PART II - OTHER INFORMATION                                                  15

SIGNATURES                                                                   16


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

                                                                            December 31,           September 30,
Assets                                                                         1996                   1996
--------------------------------------------------------------------------  ----------------------------------
Cash and amounts due from depository institutions                         $     22,351           $     20,288
Interest-bearing deposits                                                       27,300                 27,989
                                                                          -------------          -------------
     Cash and cash equivalents                                                  49,651                 48,277

Investment securities available for sale (amortized cost $8,148 at
     December 31, 1996 and $13,458 at September 30, 1996)                        8,175                 13,453
Investment securities held to maturity (market value $1,065 at
    December 31, 1996 and $1,036 at September 30, 1996)                            988                    987
Mortgage-backed securities available for sale (amortized cost $415,679
     at December 31, 1996 and $375,010 at September 30, 1996)                  417,530                372,018
Mortgage-backed securities held to maturity (market value $79,233 at
     December 31, 1996 and $77,973 at September 30, 1996)                       79,721                 78,102
Loans held for sale                                                                265                    705
Loans receivable, net of allowance for loan losses of $8,435
     at December 31, 1996 and $8,592 at September 30, 1996                     828,594                814,488
Accrued interest receivable:
     Loans                                                                       4,974                  5,046
     Investment securities                                                         318                    563
     Mortgage-backed securities                                                  3,347                  3,280
Real estate owned, net                                                           3,154                  3,050
Stock in Federal Home Loan Bank of Boston, at cost                              11,355                 10,448
Premises and equipment, net                                                      9,735                  9,796
Prepaid expenses and other assets                                               40,243                 42,596
                                                                          -------------          -------------

               Total Assets                                               $  1,458,050           $  1,402,809
                                                                          =============          =============

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------

Liabilities
--------------------------------------------------------------------------

Deposits                                                                  $  1,067,480           $  1,059,355
Federal Home Loan Bank advances                                                226,534                207,088
Repurchase agreements and other borrowed money                                  14,670                 14,670
Advance payments by borrowers for taxes and insurance                            9,037                  4,973
Accrued expenses and other liabilities                                          35,120                 15,655
                                                                          -------------          -------------

          Total Liabilities                                                  1,352,841              1,301,661
                                                                          -------------          -------------

Shareholders' Equity
--------------------------------------------------------------------------

Serial preferred stock, $.01 par value
     2,000,000 shares authorized and unissued                                        -                      -
Common stock, $.01 par value
     8,000,000 shares authorized; 4,590,771 shares issued at December 31,
     1996 and 4,581,440 shares issued at September 30, 1996, including
     47,373 shares held in treasury                                                 46                     46
Additional paid-in capital                                                      60,781                 60,635
Retained earnings                                                               44,450                 42,598
Cost of common treasury stock                                                     (362)                  (362)
Net unrealized gain (loss) on available for sale securities                        294                 (1,769)
                                                                          -------------          -------------

          Total Shareholders' Equity                                           105,209                101,148
                                                                          -------------          -------------

          Total Liabilities and Shareholders' Equity                      $  1,458,050           $  1,402,809
                                                                          =============          =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data)
                                                                     Three Months Ended
                                                                      December 31,
                                                             ------------------------------
                                                                 1996              1995
                                                             ------------     -------------
Interest income:
  Interest and fees on loans                                 $    16,093      $     14,489
  Interest on mortgage-backed securities                           8,030             6,021
  Interest on investment securities                                  208               718
  Dividends on investment securities                                 175               380
  Interest on overnight investments                                  373               541
                                                             ------------     -------------
     Total interest income                                        24,879            22,149
                                                             ------------     -------------


Interest expense:
  Interest on deposits                                            11,099            10,264
  Interest on Federal Home Loan Bank advances                      3,121             1,203
  Interest on repurchase agreements
    and other borrowed money                                         209             1,281
                                                             ------------     -------------
     Total interest expense                                       14,429            12,748
                                                             ------------     -------------

     Net interest income                                          10,450             9,401

Provision for loan losses                                            525               225
                                                             ------------     -------------
     Net interest income after provision for loan losses           9,925             9,176
                                                             ------------     -------------

Non-interest income:
  Net gain (loss) on sale of securities                                -               631
  Gain (loss) from mortgage banking activities                        20                 6
  NOW account service fees                                           741               617
  Other customer service fees                                        183               211
  Other income                                                       351               438
                                                             ------------     -------------
     Total non-interest income                                     1,295             1,903
                                                             ------------     -------------


Non-interest expense:
  Compensation, payroll taxes and benefits                         2,783             2,721
  Office occupancy                                                 1,043               679
  Advertising                                                        282               267
  Net cost of real estate owned operations                           192               222
  Federal deposit insurance premiums                                 252               436
  Service bureau processing fees                                     383               405
  Amortization of intangible assets                                  635               347
  Other expense                                                      780               905
                                                             ------------     -------------
     Total non-interest expense                                    6,350             5,982
                                                             ------------     -------------

     Income before income taxes                                    4,870             5,097
Income taxes                                                       1,974             2,173
                                                             ------------     -------------


     Net Income                                              $     2,896      $      2,924
                                                             ============     =============
Net Income per share:
    Primary                                                  $      0.61      $       0.63
                                                             ============     =============

    Fully Diluted                                            $      0.61      $       0.62
                                                             ============     =============

Average number of shares and equivalent shares:
     Primary                                                   4,742,496         4,670,281
     Fully Diluted                                             4,764,111         4,686,883

Dividends per share                                          $      0.23      $       0.23


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                                 1996     1995
                                                                            ----------   -----------
Net Income:                                                                 $   2,896    $   2,924
OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses                                                    525          225
     Provision for losses on real estate owned                                     --           53
     Provision for depreciation and amortization                                  351          217
     Amortization (accretion) of deferred fees on loans                            26         (138)
     Amortization of premiums (accretion of discounts) on investment
        and mortgage-backed securities                                            679           79
     Amortization of core deposit and other intangibles                           635          347
     Realized loss (gain) on sale of real estate owned, net                         2          (53)
     Realized gain on sale of securities, net                                      --         (631)
     Gain from mortgage banking activities                                        (20)          (6)
     Origination of loans held for sale                                        (2,178)     (18,847)
     Proceeds from sales of loans held for sale                                 2,638        3,245
     Decrease (increase) in accrued interest receivable                           250         (591)
     Decrease (increase) in prepaid expenses and other assets                   2,680       (2,373)
     Net Loan origination fees (costs)                                           (148)         406
     Decrease in accrued expenses and other liabilities                        (4,587)      (2,769)
                                                                            ---------    ---------
          Net cash provided (used) by operating activities                      3,749      (17,912)
                                                                            ---------    ---------

INVESTING ACTIVITIES:
     Proceeds from maturities of investment securities                          5,000        3,500
     Principal payments on investment securities available for sale               329        1,084
     Purchases of investment securities available for sale                         --       (9,997)
     Proceeds from sales of mortgage-backed securities available for sale          --       74,217
     Principal payments on mortgage-backed securities available for sale       15,897       19,898
     Principal payments on mortgage-backed securities held to maturity          1,223        4,726
     Purchases of mortgage-backed securities available for sale               (36,963)    (105,037)
     Purchases of mortgage-backed securities held to maturity                  (2,866)     (18,975)
     Principal payments on loans receivable                                    29,191       23,513
     Loan originations                                                        (44,697)     (35,727)
     Decrease in real estate owned                                                 --           66
     Proceeds from sales of real estate owned                                     891          532
     Purchases of premises and equipment                                         (290)        (419)
     Increase in investment in Federal Home Loan Bank stock                      (907)          --
                                                                            ---------    ---------
          Net cash used by investing activities                               (33,192)     (42,619)
                                                                            ---------    ---------


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                      Three Months Ended December 31,
                                                                      -------------------------------
                                                                               1996         1995
                                                                            ----------    ----------
FINANCING ACTIVITIES:
     Net increase in Passbook, NOW and Money Market accounts                     3,697        2,655
     Net increase in certificate accounts                                        4,428       15,563
     Borrowings under Federal Home Loan Bank advances                          164,025       65,710
     Repayment of Federal Home Loan Bank advances                             (144,499)      33,300
     Net increase (decrease) in borrowed money                                      --      (11,905)
     Net increase in advance payments by borrowers for taxes and insurance       4,064        5,703
     Proceeds from exercise of stock options and dividends reinvested              146          283
     Cash dividends                                                             (1,044)      (1,027)
                                                                             ---------    ---------
          Net cash provided by financing activities                             30,817       43,682
                                                                             ---------    ---------

     Increase (decrease) in cash and cash equivalents                            1,374      (16,849)
Cash and cash equivalents at beginning of period                                48,277       63,307
                                                                             ---------    ---------

     Cash and cash equivalents at end of period                              $  49,651    $  46,458
                                                                             =========    =========


NON-CASH INVESTING ACTIVITIES:
     Transfer of mortgage-backed securities held to maturity to
       mortgage-backed securities available for sale                         $      --    $  90,603
     Securities purchased not yet settled                                       20,278           --
     Transfer of loans to real estate owned                                        997          944
                                                                             =========    =========

SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                                       $      25    $   1,500
     Interest paid                                                              14,714       13,531
                                                                             =========    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

Eagle Financial Corp. (the "Holding Company") is a unitary savings bank holding company and parent of Eagle Federal Savings Bank (the "Bank") (collectively known as the "Company"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut and conducts business from nineteen traditional branch offices and four in-store supermarket branch offices located in Hartford and eastern Litchfield counties.

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-K.

(2)  Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" became effective October 1, 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. No events or circumstances have occurred which would require the Company to make adjustments to the carrying value of any long-lived assets during the three months ended December 31, 1996.

SFAS No. 122, "Accounting for Mortgage Servicing Rights" became effective October 1, 1996. SFAS No. 122 requires the capitalization of mortgage servicing rights acquired through either purchase of mortgage loan servicing or origination and sale or securitization of mortgage loans with retention of servicing. SFAS No. 122 also requires the analysis of capitalized mortgage servicing rights for potential impairment to be based on the fair value of the rights. During the three months ended December 31, 1996, the Company capitalized approximately $20,000 of servicing rights related to the origination and sale of mortgage loans.

SFAS No. 123 "Accounting for Stock-Based Compensation" became effective October 1, 1996. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company will continue to follow the accounting requirements of APB Opinion No. 25 and will provide the pro forma financial disclosure required by SFAS No. 123 in the 1997 Annual Report.

SFA No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued in June 1996 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for those transfers relating to secured borrowings, repurchase agreements and similar transactions which are effective after December 31, 1997. Earlier application is not permitted. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Bank believes that the adoption of SFAS No. 125 will not be material to its financial statements. SFAS No. 125 amends SFAS No. 122.

(3)  Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):


                                         Three months ended December 31,
                                          1996                     1995
                                        ----------               ----------

Balance, beginning of period          $     8,592              $     7,457

Provisions charged to operations              525                      225

Charge-offs                                  (697)                    (459)

Recoveries                                     15                       --
                                      ------------             ------------

Balance, end of period                $     8,435              $     7,223
                                      ============             ============


(4)  Net Cost of Real Estate Owned Operations

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):

                                                     Three months ended December 31,
                                                      1996                     1995
                                                    ----------               ----------
Net (gain) loss on sales of real estate owned     $         2              $       (53)

Provision for losses charged to operations                  -                       53

Expenses of holding real estate owned,
  net of rental income                                    190                      222
                                                  ------------             ------------
                                                  $       192              $       222
                                                  ============             ============

(5)  Subsequent Event

On January 28, 1997, the Company announced the signing of a definitive merger agreement with MidConn Bank. The transaction, which is expected to close in May 1997, would result in the acquisition of MidConn Bank through a stock-for-stock tax free exchange. MidConn Bank common stock shareholders would receive .86 shares of the Holding Company's common stock for each share of MidConn Bank common stock that they own. The closing price of the Holding Company common stock on January 28, 1997 was $29.25. As a result, MidConn Bank will be merged into the Bank with the transaction being accounted for as a pooling-of-interests. At December 31, 1996, MidConn Bank had total assets of $363.2 million, total loans of $278.1 million, total deposits of $311.8 million and shareholders' equity of $35.4 million.

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - The Bank conducts business from nineteen traditional banking offices and four in-store supermarket branch offices located in Hartford and Litchfield counties. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

At December 31, 1996, the Company had total assets of $1.46 billion compared to $1.40 billion at September 30, 1996, an increase of $55 million, or 3.9%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, increased $13.7 million to $828.9 million at December 31, 1996 from $815.2 million at September 30, 1996. Total securities, including mortgage-backed securities, were $506.4 million at December 31, 1996 compared to $464.6 million at September 30, 1996, an increase of $41.9 million or 9.0%. Total deposits increased $8.1 million, from $1.06 billion at September 30, 1996 to $1.07 billion at December 31, 1996. Total borrowings were $241.2 million at December 31, 1996, an increase of $19.4 million, or 8.8%, from the September 30, 1996 total of $221.8 million. At December 31, 1996 shareholders' equity represented 7.22% of total assets compared to 7.21% at September 30, 1996.

LIQUIDITY - The Holding Company's liquidity and ability to pay dividends to its shareholders is primarily derived from and dependent on the ability of its Bank subsidiary to pay dividends to the Holding Company. Under current Office of Thrift Supervision ("OTS") regulations, because the Bank meets the OTS capital requirements, it may pay out the higher of 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period, without regulatory supervisory approval. In general, the Bank pays dividends to the Holding Company only to the extent that funds are needed to cover operating expenses and dividends paid to shareholders. At December 31, 1996, the Bank had approximately $34 million in excess capital over the OTS risk-based requirement, one half of which would be available for declaration of dividends to the Holding Company. The OTS regulations permit the OTS to prohibit capital distribution under certain circumstances.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At December 31, 1996, the Bank was in compliance with the applicable liquidity requirements having an average liquidity ratio of 6.33% for the three months ended December 31, 1996.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on investment and mortgage-backed securities, maturing investments, Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and borrowed money and payments to meet operating expenses. At December 31, 1996, the Bank had approximately $59.5 million in loan commitments outstanding, including $31.2 million in available home equity lines of credit. It is expected that these and future loans will be funded by deposits, investment maturities and amortization, loan repayments and borrowings. The Bank has the capacity to borrow an additional $450 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases.

During the three months ended December 31, 1996 the Bank originated loans totaling $46.9 million compared to $54.6 million for the same period in 1995. Principal repayments on loans totaled $29.2 million and $39.1 million for the three months ended December 31, 1996 and 1995, respectively. The Bank purchased $39.8 million and $134.0 million of investment and mortgage-backed securities during the quarters ended December 31, 1996 and 1995, respectively. The security purchases were offset by sales, maturities and principal payments that in aggregate totaled $22.4 million and $103.4 million for the three months ended December 31, 1996 and 1995, respectively.

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

Other debt securities are classified as available for sale. When an available for sale security is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were no securities sold during the three months ended December 31, 1996 compared to $74.2 million for the same period in 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The significant level of security sales during the three months ended December 31, 1995 can be primarily attributed to the sale of $58.8 million of fixed rate mortgage-backed securities created from the securitization in August 1995 of certain mortgage loans within the Bank's loan portfolio. The sales represented the final step of a balance sheet restructuring which converted approximately $150 million of fixed rate mortgage loans into adjustable rate mortgage-backed securities. The sales resulted in a realized gain of $631,000.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at December 31, 1996 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                                        Required                     Actual                      Excess
                                                 -------------------------------------------------------------------------
Tangible Capital                                 $     21,444      1.50%         $   77,094        5.39%      $    55,650

Core Capital                                     $     42,887      3.00%         $   77,094        5.39%      $    34,207

Risk-based Capital                               $     51,370      8.00%         $   85,125       13.26%      $    33,755

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

Strategies employed by Eagle to manage the rate sensitivity of its assets include origination of adjustable rate mortgage and consumer loans and purchase of adjustable rate and short average life fixed rate investments. Eagle also attempts to reduce the rate sensitivity of its liabilities by emphasizing core deposits, which are less sensitive to changes in interest rates, attracting longer term certificates of deposits when the market permits, and using long term Federal Home Loan Bank advances when such rates are competitive. Management will continue to monitor the impact of its borrowings and lending policies on Eagle's sensitivity to interest rate fluctuations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NON-PERFORMING ASSETS - At December 31, 1996, the Company had total non-performing assets of $13.0 million, or 0.89% of total assets, including $9.9 million in non-performing loans and $3.2 million in real estate owned. The allowance for loan losses totaled $8.4 million, or 86% of total non-performing loans, at December 31, 1996. Information regarding non-performing assets and other asset quality data for December 31, 1996 and September 30, 1996 is as follows (dollars in thousands):

                                                                December 31, 1996                September 30, 1996
                                                              --------------------------       ---------------------------
Non-performing loans                                          $                   9,866        $                    9,279
Real estate owned, net                                                            3,154                             3,050
                                                              --------------------------       ---------------------------
  Non-performing assets                                       $                  13,020        $                   12,329
                                                              ==========================       ===========================

Impaired loans:
  Non-performing (1)                                          $                   2,632        $                    1,984

  Performing                                                  $                   4,465        $                    4,799
                                                              ==========================         =========================


Non-performing assets/total assets                                                 0.89%                             0.88%
Non-performing loans/gross loans receivable                                        1.18%                             1.13%
Allowance for loan losses/non-performing loans                                     85.5%                             92.6%

(1) Non-performing impaired loans are included in total non-performing loans.

The Company's non-performing assets are predominately residential in nature. Assets secured by residential property account for approximately 94% of the non-performing assets at December 31, 1996. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

Of the total $7.1 million of impaired loans at December 31, 1996, $6.5 million had an impairment reserve of $619,000 attributed to them and $561,000 million had no impairment reserve attributed to them. The impairment reserve on impaired loans represents an allocation from the existing allowance for loan losses.

The Bank's method of recognition of interest income on impaired loans is consistent with its general policy to generally discontinue the accrual of interest when a loan becomes 90 days past due as to principal or interest.
Interest income recognized on impaired loans totaled $114,164 and $23,649 for the three months ended December 31, 1996 and 1995, respectively.

Loans delinquent between 30 and 90 days totaled $5.9 million at December 31, 1996 compared to $6.9 million at September 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The following table represents a breakdown of non-performing assets as of December 31, 1996 (dollars in thousands):

                                          Non-          Real          Total non-
                                       performing      estate         performing        % of
                                         loans        owned, net        assets          Total
                                     ----------------------------------------------------------
Mortgage loans:
    One to four family residential   $      6,306         2,814          9,120           70.0%
    Multi-family residential                1,743           315          2,058           15.8%
    Land                                        -            25             25            0.2%
    Commercial                                458             -            458            3.5%
Non-mortgage loans:
    Commercial                                257             -            257            2.0%
    Consumer                                   30             -             30            0.2%
    Home Equity                             1,072             -          1,072            8.3%
                                     ----------------------------------------------------------
      Total                          $      9,866         3,154         13,020            100%
                                     ==========================================================

The allowance for loan losses decreased slightly to $8.4 million at December 31, 1996 from $8.6 million at September 30, 1995 due to net charge-offs totaling $682,000 exceeding the loan loss provision for the period. The loan loss provision of $525,000 for the three months ended December 31, 1996 increased $300,000 when compared to the three months ended December 31, 1995. The increase in the provision is in recognition of a trend of higher loan charge-offs.

Management monitors the adequacy of the allowances for loan and real estate owned losses on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly here in Connecticut. In connection with the determination of the allowances for losses and real estate owned, management reviews and grades all adversely classified loans as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrower's ability to pay. Management obtains independent appraisals for significant properties.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended December 31, 1996 and 1995.

GENERAL

Net income for the three months ended December 31, 1996 was $2.9 million, a slight decline of $28,000 from the net income reported for the three months ended December 31, 1995. Fully diluted earnings per share were $0.61 for the quarter ended December 31, 1996 compared to $0.62 for the quarter ended December 31, 1995.

Net interest income increased $1.0 million to $10.4 million for the three months ended December 31, 1996 versus $9.4 million a year earlier. The improvement in net interest income was partly offset by a $300,000 increase in the provision for loan losses and a $368,000 increase in non-interest expense when comparing the December 31, 1996 and 1995 quarters. In addition, the quarter ended December 31, 1995 included a gain on the sales of securities of $631,000 compared to no gains recorded from sales of securities in 1996.

NET INTEREST INCOME

Net interest income was $10.4 million for the three months ended December 31, 1996, an increase of $1.0 million, or 11%, from the prior years results. Interest income increased $2.7 million to $24.9 million for the quarter ended December 31, 1996 from $22.2 million. Interest expense increased $1.7 million to $14.4 million for the three months ended December 31, 1996 versus $12.7 million for the comparable period in 1995. The increases in both interest income and interest expense were the result of significant increases of $164.4 million, or 14%, in the average balances of interest earning assets and $180.8 million, or 16%, in interest bearing liabilities. Loan growth accounted for $97.6 million of the increase in interest earning assets and deposit growth accounted for $104.8 million of the increase in interest bearing liabilities. The impact from the average balance growth was partially offset by declines in both the yield on interest earning assets and the cost of interest bearing liabilities. The yield on interest earning assets declined from 7.50% in 1995 to 7.40% in 1996. The cost of interest bearing liabilities decreased to 4.45% for the quarter ended December 31, 1996 from 4.56% for the comparable quarter in 1995. As a result, the interest rate spread increased to 2.95% for the three months ended December 31, 1996 compared to 2.94% for the three months ended December 31, 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $525,000 for the three months ended December 31, 1996, an increase of $300,000 from the $225,000 reported during the three months ended December 31, 1995. The increase is principally in recognition of a trend of higher loan charge-offs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NON-INTEREST INCOME

Non-interest income decreased $608,000 from $1.9 million for the quarter ended December 31, 1995 to $1.3 million for the quarter ended December 31, 1996. The decrease was principally the result of gains recorded from the sale of securities in 1995 of $631,000 compared to no security gains recorded in 1996. Customer service fees increased $96,000 from the quarter ended December 31, 1995 to the quarter ended December 31, 1996, reflective of the overall larger customer base.

NON-INTEREST EXPENSE

Non-interest expense increased $368,000 to $6.4 million for the three months ended December 31, 1996 from $6.0 million for the three months ended December 31, 1995. Increases in office occupancy of $364,000, due to the operation of the branches acquired in January 1996 and the supermarket branches, and amortization of intangible assets of $288,000, due to the goodwill created in the branch acquisition, were principally responsible for the higher non-interest expense total. Partially off-setting the previously noted increases was a $184,000 decline in Federal deposit insurance premium due to the recapitalization of the Savings Association Insurance Fund in September 1996.

INCOME TAXES

Income tax expense was $2.0 million for the three months ended Decmber 31, 1996 compared compared to $2.2 million for the three months ended December 31, 1995, a decrease of $200,000. The decrease is due to lower pre-tax income and the reduction of the corporate state tax rate from 11.25% during the quarter ended December 31, 1995 to 10.5% during the quarter ended December 31, 1996.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

Item 1 - Legal Proceedings
   Not applicable


Item 2 - Changes in Securities
   Not applicable


Item - 3 Defaults upon Senior Securities
   Not applicable


Item 4 - Submission of Matter to a Vote of Security Holders
   Not applicable


Item 5 - Other Information
   Not applicable


Item 6 - Exhibits and Reports on Form 8-K
   On October 29, 1996, the Company filed a Current Report on Form 8-K which reported under Item 5 - Other Events an announcement that the Company had declared a dividend of one Right for each outstanding share of common stock of the Company, pursuant to a Rights Agreement. The distribution would be payable to stockholders of record as of the close of business on November 1, 1996. Each Right would entitle the holder thereof to purchase under certain circumstances one one-thousandth of a share of a new Series A Participating Preferred Stock, par value $.01 per share, at a purchase price of $100 per share.

   On December 19, 1996, the Company filed a Current Report on Form 8-K which reported under Item 5 - Other Events an announcement that the Company's annual meeting for the fiscal year ended September 30, 1996 would be held at 11:00 a.m. on January 28, 1997.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EAGLE FINANCIAL CORP.



Date:  February 14, 1997                 By:  /s/ Mark J. Blum
                                         -----------------------------------
                                         Mark J. Blum
                                         Vice President, Chief Financial Officer



Date:  February 14, 1997                 By:  /s/ Barbara S. Mills
                                         -----------------------------------
                                         Barbara S. Mills
                                         Vice President, Treasurer