Form 10-Q/A
period 1996-12-31
EAGLE FINANCIAL CORP
filed 1997-03-14
CIK 792369

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
--------------------------------------------------------------------------------
               (Class)                        (Approximate No. of Shares
                                          Outstanding at February 11, 1997
                                              (Excluding Treasury Stock)

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
                                                                          =============          =============

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------

Liabilities
--------------------------------------------------------------------------

Deposits                                                                  $  1,067,480           $  1,059,355
Federal Home Loan Bank advances                                                226,534                207,008
Repurchase agreements and other borrowed money                                  14,670                 14,670
Advance payments by borrowers for taxes and insurance                            9,037                  4,973
Accrued expenses and other liabilities                                          35,120                 15,655
                                                                          -------------          -------------

          Total Liabilities                                                  1,352,841              1,301,661
                                                                          -------------          -------------

Shareholders' Equity
--------------------------------------------------------------------------

Serial preferred stock, $.01 par value
     2,000,000 shares authorized and unissued                                        -                      -
Common stock, $.01 par value
     8,000,000 shares authorized; 4,590,771 shares issued at December 31,
     1996 and 4,581,440 shares issued at September 30, 1996, including
     47,373 shares held in treasury                                                 46                     46
Additional paid-in capital                                                      60,781                 60,635
Retained earnings                                                               44,450                 42,598
Cost of common treasury stock                                                     (362)                  (362)
Net unrealized gain (loss) on available for sale securities                        294                 (1,769)
                                                                          -------------          -------------

          Total Shareholders' Equity                                           105,209                101,148
                                                                          -------------          -------------

          Total Liabilities and Shareholders' Equity                      $  1,458,050           $  1,402,809
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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                                 1996     1995
                                                                            ----------   -----------
Net Income:                                                                 $   2,896    $   2,924
OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses                                                    525          225
     Provision for losses on real estate owned                                     --           53
     Provision for depreciation and amortization                                  351          217
     Amortization (accretion) of deferred fees on loans                            26         (138)
     Amortization of premiums (accretion of discounts) on investment
        and mortgage-backed securities                                            319           79
     Amortization of core deposit and other intangibles                           635          347
     Realized loss (gain) on sale of real estate owned, net                         2          (53)
     Realized gain on sale of securities, net                                      --         (631)
     Gain from mortgage banking activities                                        (20)          (6)
     Origination of loans held for sale                                        (2,178)     (18,847)
     Proceeds from sales of loans held for sale                                 2,638        3,245
     Decrease (increase) in accrued interest receivable                           250         (591)
     Decrease (increase) in prepaid expenses and other assets                   2,680       (2,373)
     Net Loan origination fees (costs)                                           (148)         406
     Decrease in accrued expenses and other liabilities                        (4,587)      (2,769)
                                                                            ---------    ---------
          Net cash provided (used) by operating activities                      3,389      (17,912)
                                                                            ---------    ---------

INVESTING ACTIVITIES:
     Proceeds from maturities of investment securities                          5,000        3,500
     Principal payments on investment securities available for sale               329        1,084
     Purchases of investment securities available for sale                         --       (9,997)
     Proceeds from sales of mortgage-backed securities available for sale          --       74,217
     Principal payments on mortgage-backed securities available for sale       16,257       19,898
     Principal payments on mortgage-backed securities held to maturity          1,223        4,726
     Purchases of mortgage-backed securities available for sale               (36,963)    (105,037)
     Purchases of mortgage-backed securities held to maturity                  (2,866)     (18,975)
     Principal payments on loans receivable                                    29,191       23,513
     Loan originations                                                        (44,697)     (35,727)
     Decrease in real estate owned                                                 --           66
     Proceeds from sales of real estate owned                                     891          532
     Purchases of premises and equipment                                         (290)        (419)
     Increase in investment in Federal Home Loan Bank stock                      (907)          --
                                                                            ---------    ---------
          Net cash used by investing activities                               (32,832)     (42,619)
                                                                            ---------    ---------


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                      Three Months Ended December 31,
                                                                      -------------------------------
                                                                               1996         1995
                                                                            ----------    ----------
FINANCING ACTIVITIES:
     Net increase in Passbook, NOW and Money Market accounts                     3,697        2,655
     Net increase in certificate accounts                                        4,428       15,563
     Borrowings under Federal Home Loan Bank advances                          164,025       65,710
     Repayment of Federal Home Loan Bank advances                             (144,499)     (33,300)
     Net increase (decrease) in borrowed money                                      --      (11,905)
     Net increase in advance payments by borrowers for taxes and insurance       4,064        5,703
     Proceeds from exercise of stock options and dividends reinvested              146          283
     Cash dividends                                                             (1,044)      (1,027)
                                                                             ---------    ---------
          Net cash provided by financing activities                             30,817       43,682
                                                                             ---------    ---------

     Increase (decrease) in cash and cash equivalents                            1,374      (16,849)
Cash and cash equivalents at beginning of period                                48,277       63,307
                                                                             ---------    ---------

     Cash and cash equivalents at end of period                              $  49,651    $  46,458
                                                                             =========    =========


NON-CASH INVESTING ACTIVITIES:
     Transfer of mortgage-backed securities held to maturity to
       mortgage-backed securities available for sale                         $      --    $  90,603
     Securities purchased not yet settled                                       20,278           --
     Transfer of loans to real estate owned                                        997          944
                                                                             =========    =========

SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                                       $      25    $   1,500
     Interest paid                                                              14,714       13,351
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

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on investment and mortgage-backed securities, maturing investments, Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and borrowed money and payments to meet operating expenses. At December 31, 1996, the Bank had approximately $59.5 million in loan commitments outstanding, including $31.2 million in available home equity lines of credit. It is expected that these and future loans will be funded by deposits, investment maturities and amortization, loan repayments and borrowings. The Bank has the capacity to borrow an additional $454 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases.

During the three months ended December 31, 1996 the Bank originated loans totaling $46.9 million compared to $54.6 million for the same period in 1995. Principal repayments on loans totaled $29.2 million and $23.5 million for the three months ended December 31, 1996 and 1995, respectively. The Bank purchased $39.8 million and $134.0 million of investment and mortgage-backed securities during the quarters ended December 31, 1996 and 1995, respectively. The security purchases were offset by sales, maturities and principal payments that in aggregate totaled $22.4 million and $103.4 million for the three months ended December 31, 1996 and 1995, respectively.

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

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at December 31, 1996 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                                        Required                     Actual                      Excess
                                                 -------------------------------------------------------------------------
Tangible Capital                                 $     21,444      1.50%         $   77,094        5.39%      $    55,650

Core Capital                                     $     42,887      3.00%         $   77,094        5.39%      $    34,207

Risk-based Capital                               $     51,102      8.00%         $   85,125       13.33%      $    34,023

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NON-PERFORMING ASSETS - At December 31, 1996, the Company had total non-performing assets of $13.6 million, or 0.93% of total assets, including $10.5 million in non-performing loans and $3.2 million in real estate owned. The allowance for loan losses totaled $8.4 million, or 81% of total non-performing loans, at December 31, 1996. Information regarding non-performing assets and other asset quality data for December 31, 1996 and September 30, 1996 is as follows (dollars in thousands):

                                                                December 31, 1996                September 30, 1996
                                                              --------------------------       ---------------------------
Non-performing loans                                          $                  10,473        $                    9,279
Real estate owned, net                                                            3,154                             3,050
                                                              --------------------------       ---------------------------
  Non-performing assets                                       $                  13,627        $                   12,329
                                                              ==========================       ===========================

Impaired loans:
  Non-performing (1)                                          $                   2,632        $                    1,984

  Performing                                                  $                   4,465        $                    4,799
                                                              ==========================         =========================


Non-performing assets/total assets                                                 0.93%                             0.88%
Non-performing loans/gross loans receivable                                        1.25%                             1.13%
Allowance for loan losses/non-performing loans                                     80.5%                             92.6%

(1) Non-performing impaired loans are included in total non-performing loans.

The Company's non-performing assets are predominately residential in nature. Assets secured by residential property account for approximately 91% of the non-performing assets at December 31, 1996. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

Of the total $7.1 million of impaired loans at December 31, 1996, $6.5 million had an impairment reserve of $619,000 attributed to them and $561,000 million had no impairment reserve attributed to them. The impairment reserve on impaired loans represents an allocation from the existing allowance for loan losses.

The Bank's method of recognition of interest income on impaired loans is consistent with its general policy to generally discontinue the accrual of interest when a loan becomes 90 days past due as to principal or interest.
Interest income recognized on impaired loans totaled $78,764 and $23,649 for the three months ended December 31, 1996 and 1995, respectively.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The following table represents a breakdown of non-performing assets as of December 31, 1996 (dollars in thousands):

                                          Non-          Real          Total non-
                                       performing      estate         performing        % of
                                         loans        owned, net        assets          Total
                                     ----------------------------------------------------------
Mortgage loans:
    One to four family residential   $      6,393         2,814          9,207           67.5%
    Multi-family residential                1,743           315          2,058           15.1%
    Land                                        -            25             25            0.2%
    Commercial                                978             -            978            7.2%
Non-mortgage loans:
    Commercial                                257             -            257            1.9%
    Consumer                                   30             -             30            0.2%
    Home Equity                             1,072             -          1,072            7.9%
                                     ----------------------------------------------------------
      Total                          $     10,473         3,154         13,627            100%
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

NET INTEREST INCOME

Net interest income was $10.4 million for the three months ended December 31, 1996, an increase of $1.0 million, or 11%, from the prior years results. Interest income increased $2.7 million to $24.9 million for the quarter ended December 31, 1996 from $22.2 million. Interest expense increased $1.7 million to $14.4 million for the three months ended December 31, 1996 versus $12.7 million for the comparable period in 1995. The increases in both interest income and interest expense were the result of significant increases of $164.4 million, or 14%, in the average balances of interest earning assets and $180.8 million, or 16%, in interest bearing liabilities. Loan growth accounted for $97.6 million of the increase in interest earning assets and deposit growth accounted for $104.8 million of the increase in interest bearing liabilities. The impact from the average balance growth was partially offset by declines in both the yield on interest earning assets and the cost of interest bearing liabilities. The yield on interest earning assets declined from 7.50% in 1995 to 7.40% in 1996. The cost of interest bearing liabilities decreased to 4.41% for the quarter ended December 31, 1996 from 4.56% for the comparable quarter in 1995. As a result, the interest rate spread increased to 2.99% for the three months ended December 31, 1996 compared to 2.94% for the three months ended December 31, 1995.

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

INCOME TAXES

Income tax expense was $2.0 million for the three months ended December 31, 1996 compared compared to $2.2 million for the three months ended December 31, 1995, a decrease of $200,000. The decrease is due to lower pre-tax income and the reduction of the corporate state tax rate from 11.25% during the quarter ended December 31, 1995 to 10.5% during the quarter ended December 31, 1996.

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