Form 10-Q
period 1997-03-31
EAGLE FINANCIAL CORP
filed 1997-05-15
CIK 792369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                      YES   X        NO
                                           ---          ---

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATA.

COMMON STOCK (PAR VALUE $0.01)                               4,560,851
--------------------------------------------------------------------------------
         (CLASS)                                   (APPROXIMATE NUMBER OF SHARES
                                                   OUTSTANDING AT MAY 9, 1997)
                                                   (EXCLUDING TREASURY STOCK)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION

  CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997 (UNAUDITED)
   AND SEPTEMBER 30, 1996                                                     2

  CONSOLIDATED  STATEMENTS OF INCOME FOR THE THREE AND SIX
   MONTHS ENDED MARCH 31,  1997  AND 1996 (UNAUDITED)                         3

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
   ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)                                4-5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                6-8

  MANAGEMENT'S   DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                     9-15

PART II - OTHER INFORMATION                                                  16

SIGNATURES                                                                   17

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                         MARCH 31,          SEPTEMBER 30,
                             ASSETS                                        1997                 1996
-----------------------------------------------------------------     ----------------     ----------------
Cash and amounts due from depository institutions                     $      24,370        $     20,288
Interest-bearing deposits                                                    14,146              27,989
                                                                         -------------        -------------
     Cash and cash equivalents                                               38,516              48,277

Investment securities available for sale (amortized cost:
 $14,309 at March 31, 1997 and $13,458 at September 30, 1996)                14,147              13,453
Investment securities held to maturity (market value: $1,029
 at March 31, 1997 and $1,036 at September 30, 1996)                            990                 987
Mortgage-backed securities available for sale (amortized cost:
 $454,954 at March 31, 1997 and $375,010 at September 30, 1996)             450,796             372,018
Mortgage-backed securities held to maturity (market value
$77,253 at  March 31, 1997 and $77,973 at September 30, 1996)                77,674              78,102
Loans held for sale                                                             464                 705
Loans receivable, net of allowance for loan losses of $8,748
 at March 31, 1997 and $8,592 at September 30, 1996                         852,832             814,488
Accrued interest receivable:
     Loans                                                                    4,930               5,046
     Investment securities                                                      431                 563
     Mortgage-backed securities                                               3,439               3,280
Real estate owned, net                                                        2,877               3,050
Stock in Federal Home Loan Bank of Boston, at cost                           14,150              10,448
Premises and equipment, net                                                   9,659               9,796
Intangible assets                                                            25,792              26,990
Prepaid expenses and other assets                                            15,339              15,606
                                                                         =============        =============
               Total Assets                                           $   1,512,036        $  1,402,809
                                                                         =============        =============

              Liabilities and Shareholders' Equity
              ------------------------------------

Liabilities:
------------
     Deposits                                                         $   1,083,930        $  1,059,355
     Federal Home Loan Bank advances                                        283,004             207,008
     Repurchase agreements and other borrowed money                           1,147              14,670
     Advance payments by borrowers for taxes and insurance                    5,504               4,973
     Accrued expenses and other liabilities                                  34,139              15,655
                                                                         -------------        -------------

               Total Liabilities                                          1,407,724           1,301,661
                                                                         -------------        -------------

Shareholders' Equity:
---------------------
     Serial preferred stock, $.01 par value
      2,000,000 shares authorized and unissued                                   --                  --
    Common stock, $.01 par value 8,000,000 shares
      authorized; 4,601,174 shares issued at March 31, 1997
      and 4,581,440 shares issued at September 30, 1996,
      including 47,373 shares held in treasury                                   46                  46
    Additional paid-in capital                                               60,938              60,635
    Retained earnings                                                        46,244              42,598
    Cost of common stock in treasury                                           (362)               (362)
    Net unrealized loss on available for sale securities                     (2,554)             (1,769)
                                                                         -------------        -------------

               Total Shareholders' Equity                                   104,312             101,148
                                                                         -------------        -------------

               Total Liabilities and Shareholders' Equity             $   1,512,036        $  1,402,809
                                                                         =============        =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    -------------------------    --------------------------
                                                      3/31/97       3/31/96        3/31/97        3/31/96
                                                    -----------   -----------    -----------   -----------
Interest Income:
  Interest and fees on loans                        $    16,376   $    15,059    $    32,469   $    29,548
  Interest on mortgage-backed securities                  8,284         6,901         16,314        12,922
  Interest on investment securities                         145           458            353         1,190
  Interest on overnight investments                         304         1,333            677         1,874
  Dividends on investment securities                        277           269            452           635
                                                    -----------   -----------    -----------   -----------
          Total interest income                          25,386        24,020         50,265        46,169
                                                    -----------   -----------    -----------   -----------

Interest expense:
  Interest on deposits                                   11,021        11,761         22,120        22,025
  Interest on Federal Home Loan Bank advances             3,568         1,884          6,689         3,087
  Interest on repurchase agreements and other
borrowed money                                               62           934            271         2,215
                                                    -----------   -----------    -----------   -----------
          Total interest expense                         14,651        14,579         29,080        27,327
                                                    -----------   -----------    -----------   -----------

          Net interest income                            10,735         9,441         21,185        18,842

Provision for loan losses                                   525         1,366          1,050         1,591
                                                    -----------   -----------    -----------   -----------
          Net interest income after provision for
loan losses                                              10,210         8,075         20,135        17,251
                                                    -----------   -----------    -----------   -----------

Non-interest income:
  Net loss on sale of securities                             --        (1,163)            --          (532)
  Gain (loss) from mortgage banking activities               16        (1,740)            36        (1,734)
  Gain on sale of deposits                                   --        15,904             --        15,904
  NOW account service fees                                  735           617          1,479         1,234
  Other customer service fees                               180           225            363           436
  Other income                                              442           321            790           759
                                                    -----------   -----------    -----------   -----------
          Total non-interest income                       1,373        14,164          2,668        16,067
                                                    -----------   -----------    -----------   -----------

Non-interest expense:
  Compensation, payroll taxes and benefits                3,198         3,417          5,981         6,138
  Office occupancy                                        1,042           891          2,085         1,570
  Advertising                                               225           674            507           941
  Net cost of real estate owned operations                  232           576            424           798
  Federal deposit insurance premium                         106           375            358           811
  Service bureau processing fees                            414           455            797           860
  Amortization of intangible assets                         636           646          1,271           993
  Other expense                                             953         1,875          1,733         2,780
                                                    -----------   -----------    -----------   -----------
          Total non-interest expense                      6,806         8,909         13,156        14,891
                                                    -----------   -----------    -----------   -----------

  Income before income taxes                              4,777        13,330          9,647        18,427
Income taxes                                              1,938         5,290          3,912         7,463
                                                    -----------   -----------    -----------   -----------

          Net income                                $     2,839   $     8,040    $     5,735   $    10,964
                                                    ===========   ===========    ===========   ===========

Net income per share:

          Primary                                   $      0.60   $      1.72    $      1.21   $      2.35
                                                    ===========   ===========    ===========   ===========


          Fully Diluted                             $      0.60   $      1.72    $      1.21   $      2.35
                                                    ===========   ===========    ===========   ===========

Average number of shares and equivalent shares:
          Primary                                     4,758,033     4,673,496      4,747,724     4,670,698
          Fully Diluted                               4,759,218     4,674,790      4,752,951     4,674,288


Dividends per share                                 $      0.23   $      0.23    $      0.46   $      0.46

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(DOLLARS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED MARCH 31,
                                                                                --------------------------------------
                                                                                    1997                     1996
                                                                                -------------            -------------
Net Income                                                                 $       5,735            $       10,964

OPERATING ACTIVITIES:
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities
  Provision for loan losses                                                        1,050                     1,591
  Provision for losses on real  estate owned                                          --                       409
  Provision for depreciation and amortization                                        671                       474
  Amortization of premiums (accretion of discounts) on loans                          35                      (235)
  Amortization of premiums (accretion of discounts) on investment
     and mortgage-backed securities                                                  782                       481
  Amortization of core deposit and other intangibles                               1,271                       993
  Gain on sale of deposits                                                            --                   (15,904)
  Loss on trading securities                                                          --                        24
  Realized loss (gain) on sale of real estate owned, net                              16                       (54)
  Realized loss on sale of securities, net                                            --                       532
  Loss (gain) from mortgage banking activities                                       (36)                    1,734
  Origination of loans held for sale                                              (5,341)                  (40,227)
  Proceeds from sales of loans held for sale                                       5,618                     9,417
  Decrease (increase) in accrued interest receivable                                  89                      (469)
  Decrease (increase) in prepaid expenses and other assets                           732                    (3,693)
  Loan origination fees                                                             (353)                      692
  Increase (decrease) in accrued expenses and other liabilities                   (1,479)                    3,111
                                                                                -------------            -------------
            Net cash provided (used) by operating activities                       8,790                   (30,160)
                                                                                -------------            -------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities available for sale             5,000                    13,500
  Proceeds from sales of investment securities available for sale                     --                    19,808
  Principal payments on investment securities available for sale                     628                     2,360
  Purchases of investment securities available for sale                           (6,448)                  (15,017)
  Proceeds from sales of mortgage-backed securities available for
sale                                                                                  --                   144,483
  Principal payments on mortgage-backed securities available for
sale                                                                              32,239                    52,315
  Principal payments on mortgage-backed securities held to maturity                3,230                     4,835
  Purchases of mortgage-backed securities available for sale                     (92,972)                 (268,929)
  Purchases of mortgage-backed securities held to maturity                        (2,866)                  (48,445)
  Principal payments on loans receivable                                          58,923                    59,188
  Loan originations                                                              (99,597)                  (81,309)
  Proceeds from sales of loans                                                        --                       999
  Proceeds from sales of real estate owned                                         1,755                     1,485
  Purchases of premises and equipment                                               (534)                     (939)
  Proceeds from sales of premises and equipment                                       --                       713
  Increase in investment in Federal Home Loan Bank stock                          (3,702)                   (1,116)
  Acquisition of loans and other assets                                               --                   (39,109)
                                                                                -------------            -------------
          Net cash used by investing activities                                 (104,344)                 (155,178)
                                                                                -------------            -------------

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                        SIX MONTHS ENDED MARCH 31,
                                                                                --------------------------------------
                                                                                    1997                     1996
                                                                                -------------            -------------
FINANCING ACTIVITIES
  Net increase (decrease) in Passbook, NOW and Money Market accounts       $        2,337           $      (24,342)
  Net increase in certificate accounts                                             22,238                   61,869
  Assumption of deposits and liabilities of acquired branches                          --                  235,893
  Sales of deposits                                                                    --                 (168,506)
  Borrowings under Federal Home Loan Bank advances                                333,295                  300,535
  Repayment of Federal Home Loan Bank advances                                   (257,299)                (196,305)
  Net decrease in borrowed money                                                  (13,523)                 (34,633)
  Net increase in advance payments by borrowers for taxes and
insurance                                                                             531                    1,210
  Proceeds from exercise of stock options and dividends reinvested                    303                      448
  Cash dividends                                                                   (2,089)                  (2,059)
                                                                                -------------            -------------
          Net cash provided by financing activities                                85,793                  174,110
                                                                                -------------            -------------

  Decrease in cash and cash equivalents                                            (9,761)                 (11,228)
Cash and cash equivalents at beginning of period                                   48,277                   63,307
                                                                                -------------            -------------

Cash and cash equivalents at end of period                                 $       38,516           $       52,079
                                                                                =============            =============

NON-CASH INVESTING ACTIVITIES:
  Transfer of mortgage-backed securities held to maturity to mortgage-
    backed securities available for sale                                               --                   90,603
  Securitization of loans held for sale into trading securities                        --                    3,669
  Transfer of loans held for sale to loans held for portfolio                          --                   15,941
  Securities purchased not yet settled                                             19,963                   20,681
  Transfer of loans to real estate owned                                            1,598                    2,372
                                                                                =============            =============

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                                        $        1,530           $        6,400
  Interest paid                                                                    29,185                   27,462
                                                                                =============            =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
-------------------------

Eagle Financial Corp. (the "Holding Company") is a unitary savings bank holding company and parent of Eagle Bank (the "Bank") (collectively known as the "Company"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut and conducts business from nineteen traditional branch offices and four in-store supermarket branch offices located in Hartford and eastern Litchfield counties.

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three and six month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-K.

(2)  Accounting Pronouncements
------------------------------

Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company has made no adjustments to the carrying value of any long-lived assets during the six months ended March 31, 1997.

Effective October 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires the capitalization of mortgage servicing rights acquired through either purchase of mortgage loan servicing or origination and sale or securitization of mortgage loans with retention of servicing. SFAS No. 122 also requires the analysis of capitalized mortgage servicing rights for potential impairment to be based on the fair value of the rights. Effective January 1, 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which supercedes SFAS No. 122. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the underlying assets or liabilities transferred. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. During the six months ended March 31, 1997, the Company capitalized approximately $45,000 of servicing rights related to the origination and sale of mortgage loans.

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

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for the entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

(3)  Allowance for Loan Losses
------------------------------

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         MARCH 31,                               MARCH 31,
                                               ------------------------------           ----------------------------
                                                 1997                 1996               1997                1996
                                               ---------            ---------          ----------          ---------
Balance, beginning of period              $    8,435           $    7,223         $     8,592        $     7,457

Provisions charged to operations                 525                1,366               1,050              1,591

Charge-offs                                     (264)                (790)               (946)             (1,249)

Recoveries                                        52                    3                  52                  3

Additions to allowance for purchased
loans                                             --                1,871                  --              1,871
                                               ---------            ---------          ----------          ---------

Balance, end of period                    $    8,748           $    9,673         $     8,748        $     9,673
                                               =========            =========          ==========          =========

(4)  Net Cost of Real Estate Owned Operations
---------------------------------------------

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                           MARCH 31,                              MARCH 31,
                                                  -----------------------------          -----------------------------
                                                                                                    -- ----
                                                    1997                1996               1997               1996
                                                  ----------          ---------          ----------         ----------
Net (gain) loss on sales of real estate owned  $      14        $        (1)        $       16         $      (54)

Provision for losses charged to operations            --                356                 --                409

Expenses of holding real estate owned,
  net of rental income                               218                221                408                443
                                                  ----------          ---------          ----------         ----------
                                               $     232        $       576         $      424         $      798
                                                  ==========          =========          ==========         ==========

(5)  Merger Activity
--------------------

On January 28, 1997, the Company announced the signing of a definitive merger agreement with MidConn Bank. The transaction would result in the acquisition of MidConn Bank through a stock-for-stock tax free exchange. MidConn Bank common stock shareholders would receive .86 shares of the Company's common stock for each share of MidConn Bank common stock that they own. Based on the closing price of the Company's common stock on March 31,1997, the value of the exchange would be approximately $49.5 million. As a result, MidConn Bank would be merged into the Bank with the transaction being accounted for as a pooling-of-interests.

The Company is progressing towards completion of all required regulatory approvals and anticipates receipt of such approvals within the expected time frame. Separate shareholder meetings are scheduled for the Company and MidConn Bank on May 29, 1997 to vote on the merger. The expected closing date is May 31, 1997.

(6)  Subsequent Events
----------------------

On April 1, 1997 the Company completed a $50 million private placement of 10% capital securities due March 15, 2027. The securities were issued by the Holding Company's recently formed subsidiary, Eagle Financial Capital Trust I, and are fully and unconditionally guaranteed by the Holding Company. Proceeds from the issue were invested by Eagle Financial Capital Trust I in Junior Subordinated Debentures issued by the Holding Company. Net proceeds from the sale of the debentures will be used for general corporate purposes, including capital contributions to the Bank.

On April 22, 1997 the Company signed a purchase and assumption agreement with Liberty Bank to sell one of the branch offices to be acquired from MidConn Bank. The expected closing date is June 28, 1997, pending regulatory approval. Liberty Bank will pay a deposit premium of approximately 6%, or approximately $600,000, for the deposits assumed.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - The Bank conducts business from nineteen traditional banking offices and four in-store supermarket branch offices located in the Hartford and Litchfield Counties. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

At March 31, 1997, the Company had total assets of $1.51 billion compared to $1.40 billion at September 30, 1996, an increase of $109 million, or 7.8%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, increased $38.1 million to $853.3 million at March 31, 1997 from $815.2 million at September 30, 1996. Total securities, including mortgage-backed securities, were $543.6 million at March 31, 1997 compared to $464.6 million at September 30, 1996, an increase of $79.0 million, or 17.0%. Total deposits increased $24.6 million, from $1.06 billion at September 30, 1996 to $1.08 billion at March 31, 1997. Total borrowings were $284.2 million at March 31, 1997, an increase of $62.5 million, or 28.2%, from the September 30, 1996 total of $221.8 million. At March 31, 1997 shareholders' equity represented 6.90% of total assets compared to 7.21% at September 30, 1996.

LIQUIDITY - The Holding Company's liquidity and ability to pay dividends to its shareholders is primarily derived from and dependent on the ability of its Bank subsidiary to pay dividends to the Holding Company. Under current OTS regulations, because the Bank meets the OTS capital requirements, it may pay out the higher of 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period, without regulatory supervisory approval. In general, the Bank pays dividends to the Holding Company only to the extent that funds are needed to cover operating expenses and dividends paid to shareholders. At March 31, 1997, the Bank had approximately $35 million in excess capital over the OTS risk-based requirement, one half of which would be available for declaration of dividends to the Holding Company. The OTS regulations permit the OTS to prohibit capital distribution under certain circumstances.

As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At March 31, 1997, the Bank was in compliance with the applicable liquidity requirements having an average liquidity ratio of 6.24% for the three months ended March 31, 1997.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on investment and mortgage-backed securities, maturing investments, Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and borrowed money and payments to meet operating expenses. At March 31, 1997, the Bank had approximately $69.6 million of loan commitments outstanding, including $41.5 million in available lines of credit. It is expected that these and future loans will be funded by deposits, investment maturities and amortization, loan repayments and borrowings. The Bank has the capacity to borrow an additional $682 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

During the six months ended March 31, 1997 the Bank originated loans totaling $104.9 million compared to $121.5 million for the same period in 1996. Principal repayments on loans totaled $58.9 million and $59.2 million for the six months ended March 31, 1997 and 1996, respectively. The Bank purchased $121.5 million and $332.3 million of securities during the six months ended March 31, 1997 and 1996, respectively. The security purchases were offset by sales, maturities and principal payments of $41.1 million and $237.3 million for the six months ended March 31, 1997 and 1996, respectively.

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

Other debt securities are classified as available for sale. When an available for sale security is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. There were no securities sold during the six months ended March 31, 1997 compared to $164.3 million for the same period in 1996.

The significant level of security sales during the six months ended March 31, 1996 can be attributed to two initiatives designed to restructure the balance sheet. The first initiative is represented by the sale of $58.8 million of fixed rate mortgage-backed securities created from the securitization in August 1995 of certain mortgage loans within the Bank's loan portfolio. The sales represented the final step of a balance sheet restructuring which converted approximately $150 million of fixed rate mortgage loans into adjustable rate mortgage-backed securities. The sales resulted in a realized gain of $631,000. The second initiative involved the sale of approximately $100 million of the Bank's lowest yielding securities resulting in a loss of $1.2 million. The proceeds from the sale were reinvested in securities that, on average, represented an improvement in yield of approximately 150 basis points.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at March 31, 1997 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):

                                    Required                          Actual                     Excess
                             ------------------------        -------------------------        --------------------
Tangible Capital          $  22,305          1.5%        $    79,578          5.35%        $  57,273       3.85%

Core Capital              $  44,619          3.0%        $    79,578          5.35%        $  34,959       2.35%

Risk-based Capital        $  53,661          8.0%        $    87,826         13.09%        $  34,165       5.09%


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

Strategies employed by the Company to manage the rate sensitivity of its assets include origination of adjustable rate mortgage and consumer loans and purchase of adjustable rate and short average life fixed rate investments. The Company also attempts to reduce the rate sensitivity of its liabilities by emphasizing core deposits, which are less sensitive to changes in interest rates, attracting longer term certificates of deposits when the market permits, and using long term Federal Home Loan Bank advances when such rates are competitive. Management will continue to monitor the impact of its borrowings and lending policies on the Company's sensitivity to interest rate fluctuations.

NON-PERFORMING ASSETS - At March 31, 1997, the Company had total non-performing assets of $13.9 million, or 0.9% of total assets, including $11.0 million in non-performing loans and $2.9 million in real estate owned. The allowance for loan losses totaled $8.7 million, or 79% of total non-performing loans, at March 31, 1997. Information regarding non-performing assets and other asset quality data for March 31, 1997 and September 30, 1996 is as follows (dollars in thousands):

                                                        March 31, 1997            September 30, 1996
                                                    -----------------------     -----------------------

Non-performing loans                                $         11,026            $        9,279
Real estate owned, net                                         2,877                     3,050
                                                         ==================          ==================
  Non-performing assets                             $         13,903            $       12,329
                                                         ==================          ==================

Impaired loans:
  Non-performing (1)                                $          2,573            $        1,984
  Performing                                                   4,452                     4,799
                                                         ==================          ==================


Non-performing assets/total assets                              0.92%                     0.88%
Non-performing loans/gross loans receivable                     1.29%                     1.13%
Allowance for loan losses/non-performing loans                 79.3%                     92.6%

(1) Non-performing impaired loans are included in total non-performing loans.

The Company's non-performing assets are predominately residential in nature. Assets secured by residential property account for approximately 94% of the non-performing assets at March 31, 1997. All non-performing assets and restructured loans are reviewed quarterly as part of the internal review process.

Non-performing loans increased $1.7 million from $9.3 million at September 30, 1996 to $11.0 million at March 31, 1997. The change can be entirely attributed to an increase in residential non-performing loans which totaled $9.3 million at March 31, 1997 compared to $6.9 million at September 30, 1996. This increase is a result of the migration of loans less than 90 days delinquent into the non-performing category.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Loans delinquent between 30 and 90 days totaled $4.4 million at March 31, 1997 compared to $6.9 million at September 30, 1996. The decline is primarily attributable to a $2.0 million decrease in loans delinquent between 30-60 days.

The following table represents a breakdown of non-performing assets as of March 31, 1997 (dollars in thousands):

                                                                                        Total
                                             Non-performing      Real estate        non-performing     % of
                                                 loans            owned, net            assets           Total
                                             ---------------    ---------------     ---------------    ----------
Mortgage loans:
  One to four family residential        $        7,385               2,539               9,924          71.4%
  Multi-family residential                       1,947                 313               2,260          16.2%
  Land                                              56                  25                  81           0.6%
  Commercial                                       610                   -                 610           4.4%

Non-mortgage loans:
  Commercial                                       252                   -                 252           1.8%
  Consumer                                          22                   -                  22           0.2%
  Home Equity                                      754                   -                 754           5.4%
                                             ===============    ===============     ===============    ==========
    Total                               $       11,026               2,877              13,903           100%
                                             ===============    ===============     ===============    ==========

The allowance for loan losses increased slightly to $8.7 million at March 31, 1997 from $8.6 million at September 30, 1996. The loan loss provision of $1,050,000 for the six months ended March 31, 1997 decreased $541,000 when compared to the six months ended March 31, 1996. The $1,591,000 of loan loss provision during the six months ended March 31, 1996 was principally the result of an increase in the percentages used to allocate loan loss allowance to two specific loan categories. This allocation percentage change was precipitated by the evidence of higher charge-off trends for these loan categories.

Management monitors the adequacy of the allowances for loan and real estate owned losses on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly here in Connecticut. In connection with the determination of the allowances for losses on loans and real estate owned, management reviews and grades all adversely classified assets as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrower's ability to pay. Management obtains independent appraisals for significant properties.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS
---------------------

Comparison of the Three and Six Month Periods Ended March 31, 1997 and 1996.

GENERAL
-------

Net income for the three months ended March 31, 1997 was $2.8 million, down substantially from the net income of $8.0 million reported for the three months ended March 31, 1996. Fully diluted earnings per share were $0.60 for the quarter ended March 31, 1997 compared to $1.72 for the quarter ended March 31, 1996. The three months ended March 31, 1996 included several non-recurring items that significantly impacted net income. Non-recurring items impacting net income in 1996 were a $15.9 million gain on sale of deposits, $1.2 million loss on sale of securities, $1.7 million loss from mortgage banking activities and $1.2 million in one time expenses. Net interest income increased $1.3 million to $10.7 million for the three months ended March 31, 1997 versus $9.4 million a year earlier.

Net income was $5.7 million for the six months ended March 31, 1997, a decrease of $5.3 million from the $11.0 million reported for the six months ended March 31, 1996. The decline is the result of the non-recurring items that occurred in the second quarter of fiscal 1996. Results from recurring, or "core", operations displayed improvement with respect to net interest income, which increased $2.3 million, or 12.4%, to $21.2 million for the six months ended March 31, 1997, and non-interest income, which increased $203,000, or 8.4%, to $2.6 million for the six months ended March 31, 1997.

NET INTEREST INCOME
-------------------

Net interest income increased to $10.7 million for the quarter ended March 31, 1997 representing a $1.3 million or 13.7%, increase from the $9.4 million of net interest income in the quarter ended March 31, 1996. The increase can be primarily attributed to an improvement on the yield on interest-earning assets to 7.34% for the three months ended March 31, 1997 from 7.12% in the prior year's quarter. Two factors contributed to this improvement, first, a higher general level of market interest rates between the March 1996 quarterly period and the March 1997 quarterly period and, second, the investment of the funds received in the Fleet/Shawmut transaction for approximately 40 days during the quarter ended March 31, 1996 in lower yielding liquid investments in order to fund the sale of the deposits later in the same quarter, which lowered the 1996 results. Also contributing to the increase in net interest income was growth in interest-earning assets of approximately $33 million, with comparable growth in interest-bearing liabilities. The impact of these factors caused an increase in the net interest rate spread to 2.88% for the three months ended March 31, 1997 from 2.65% for the comparable period in 1996.

Net interest income was $21.2 million for the six months ended March 31, 1997 compared to $18.8 million for the six months ended March 31, 1996, an increase of $2.3 million. Substantial growth in both interest-earning assets and interest-bearing liabilities of approximately $100 million was the principal force in driving the increase in net interest income. In addition, a seven basis point decline in the cost of interest-bearing liabilities to 4.44% for the six months ended March 31, 1997 in combination with a yield on interest-earning assets that increased by six basis points to 7.37% contributed to the increased net interest income. Overall the net interest rate spread improved to 2.80% for the six months ended March 31, 1997 from 2.80% for the six months ended March 31, 1996.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $525,000 for the three months ended March 31, 1997, a decrease of $841,000 from the $1.4 million reported during the three months ended March 31, 1996. The provision for loan losses was $1.05 million for the six months ended March 31, 1997 compared to $1.59 million for the six months ended March 31, 1996, a decrease of $541,000. The increased provision for the three and six months ended March 31, 1996 was principally the result of a change in the allocation percentage used to determine the general loan loss allowance caused by an increase in the level of charge-offs for two specific loan categories.


NON-INTEREST INCOME
-------------------

Non-interest income decreased $12.8 million from $14.2 million for the quarter ended March 31, 1996 to $1.4 million for the quarter ended March 31, 1997. The March 1996 quarter included a gain on the sale of deposits of $15.9 million partially offset by losses from sales of securities and mortgage banking activities of $1.2 million and $1.7 million, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Non-interest income decreased $13.4 million from $16.1 million for the six months ended March 31, 1996 to $2.7 million for the six months ended March 31, 1997. Non-recurring items accounted for $13.6 million of the $16.1 million reported in 1996. The gain on sale of deposits of $15.9 million was reduced by a $532,000 loss on sale of securities and a $1.7 million loss from mortgage banking activities during the six months ended March 31, 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense decreased $2.1 million to $6.8 million for the quarter ended March 31, 1997 compared to $8.9 million for the quarter ended March 31, 1996. The principal reason for the decline was the inclusion of $1.2 million of non-recurring charges during the three months ended March 31, 1996 which included a special marketing promotion following the Fleet/Shawmut transaction and certain consulting charges. Decreases in compensation and benefits, $219,000, net cost of real estate owned operations, $344,000, and Federal deposit insurance premiums, $269,000, also contributed to the overall decrease in non-interest expense. Compensation declined due to the operation of an expanded branch network throughout most of the quarter ended March 1996 as compared to the quarter ended March 1997. The decrease in net cost of real estate owned operations is almost entirely attributable to provisions for loss on real estate owned of $356,000 during the quarter ended March 31, 1996 compared to zero during the March 1997 quarter. Federal deposit insurance premiums declined as a result of the recapitalization of the Savings Association Insurance Fund in September 1996 which lowered the premium rate. The above mentioned decreases were offset by a $151,000 increase in office occupancy expenses due to the operation of higher cost, predominately leased versus owned, branches, including the supermarket branches.

Non-interest expense was $13.2 million for the six months ended March 31, 1997 compared to $14.9 million for the six months ended March 31, 1996, a decreased of $1.7 million. Declines in the net cost of real estate owned operations due to larger loss provisions in fiscal 1996 versus fiscal 1997 and Federal deposit insurance premiums, as well as the $1.2 million in non-recurring expenses from the March 1996 quarter, caused the overall decrease. These above mentioned decreases were partially offset by an increase in office occupancy expenses of $515,000 resulting from the changing composition of the branch network in each respective period and an increase of $278,000 in amortization of intangible assets due to the goodwill recorded as part of the Fleet/Shawmut transaction.

INCOME TAXES
------------

Income tax expense was $1.9 million for the three months ended March 31, 1997 compared to $5.3 million for the three months ended March 31, 1996, a decrease of $3.4 million. The decrease is due to lower pre-tax income despite an increase in the effective tax rate from 39.7% for the three months ended March 31, 1996 to 40.6% for the quarter ended March 31, 1997.

Income tax expense totaled $3.9 million for the six months ended March 31, 1997 compared to $7.5 million in the prior year. The decrease was the result of lower pre-tax income in the respective periods.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

Item 1 - Legal Proceedings
--------------------------
   Not applicable

Item 2 - Changes in Securities
------------------------------
   Not applicable

Item - 3 Defaults upon Senior Securities
----------------------------------------
   Not applicable

Item - 4 Submission of Matter to a Vote of Securities Holders
-------------------------------------------------------------
The annual meeting of shareholders of Eagle Financial Corp. was held on January 28, 1997, at which time the following proposals were considered and voted upon;
(1) the election of three directors each for a three-year term: (2) the approval of an amendment to the Company's 1991 Stock Option Plan to eliminate automatic grants of options to non-employee directors and permit discretionary grants of stock option awards of up to 2,000 shares per year to each non-employee director; and (3) the ratification of the appointment by the Board of Directors of the firm of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30,1997.

With respect to Proposal One, the following votes were cast in the election of directors:

                                                              Withhold Authority
               Nominees                   For                       To Vote
--------------------------------------------------------------------------------
Theodore M. Donovan                    3,579,515                 256,194
Ralph T. Linsley                       3,574,429                 261,281
John F. McCarthy                       3,579,717                 255,992

With respect to Proposal Two, 3,291,069 votes were cast FOR approval of the amendment to the Company's 1991 Stock Option Plan, 479,087 votes were against such approval, 60,554 votes were abstention and 5,000 votes were broker non-votes.

With respect to Proposal Three, 3,781,967 votes were cast FOR ratification of the appointment of the firm of KPMG Peat Marwick LLP as independent auditors of the Company, 32,791 votes were against such ratification, and 20,952 votes were abstention.

Item - 5 Other Information
--------------------------
   Not applicable

Item - 6 Exhibits and Reports on Form 8-K
-----------------------------------------

(a)       Exhibits

          10.1 Indenture, dated as of April 1, 1997, between the Company and Wilmington Trust Company, as Debenture Trustee.

          10.2 Common Securities Guarantee Agreement, dated as of April 1, 1997, by the Company.

          10.3 Series A Capital Securities Guarantee Agreement, dated as of April 1, 1997, by the Company and Wilmington Trust Company, as trustee.

          27        Financial Data Schedule

(b)       Reports on Form 8-K

On February 5, 1997 the Company filed a report on Form 8-K which  reported under
Item 5 - Other Events, an announcement that the Company had signed a definitive merger agreement among MidConn Bank, the Company and Eagle Bank. As a result of the agreement, the Company would acquire MidConn Bank in a tax-free stock for stock exchange and merge MidConn Bank into Eagle Bank using the pooling-of-interests method of accounting.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EAGLE FINANCIAL CORP.


Date:  May 15, 1997                      By: /s/ Mark J. Blum
                                         ---------------------------------------
                                         Mark J. Blum
                                         Vice President, Chief Financial Officer



Date:  May 15, 1997                      By: /s/ Barbara S. Mills
                                         ---------------------------------------
                                         Barbara S. Mills
                                         Vice President, Treasurer

                                 EXHIBIT INDEX

                                                                               Sequentially
                                                                                Numbered
Exhibit No.                       Exhibit                                         Page
-----------                       -------                                     --------------

  10.1 Indenture, dated as of April 1, 1997, between the Company and Wilmington Trust Company, as Debenture Trustee.

  10.2      Common Securities Guarantee Agreement,  dated as of April 1,
            1997, by the Company.

  10.3      Series A Capital Securities Guarantee Agreement, dated as of
            April 1, 1997, by the Company and Wilmington Trust Company, as trustee.

  27        Financial Data Schedule
