Form 10-Q
period 1997-06-30
EAGLE FINANCIAL CORP
filed 1997-08-14
CIK 792369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                  Yes   [X]                          No

Indicate the number of shares outstanding for the issuer's classes of common stock, as of the latest practicable data.


Common Stock (par value $0.01)                          6,292,819
-------------------------------------------------------------------------------
         (Class) (Approximate Number Of Shares Outstanding at August 11, 1997) (Excluding Treasury Stock)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION


  Consolidated Balance Sheets at June 30, 1997 (unaudited) and September 30, 1996       2

  Consolidated Statements of Income for the Three and Nine Months Ended
  June 30,  1997  and 1996 (unaudited)                                                  3

  Consolidated Statements of Cash Flows for the Nine Months Ended
  June 30, 1997 and 1996 (unaudited)                                                  4-5

  Notes to Consolidated Financial Statements                                          6-8

  Management's Discussion and Analysis of Financial Condition and Results of
  Operations                                                                         9-15

PART II - OTHER INFORMATION                                                            16

SIGNATURES                                                                             17

EXHIBIT INDEX                                                                          18


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)


                             Assets                                         June 30,         September 30,
                                                                              1997               1996
-------------------------------------------------------------------       ------------     ---------------

Cash and amounts due from depository institutions                         $     28,435      $     26,341
Interest-bearing deposits                                                       42,716            31,523
                                                                           -----------       -----------
     Cash and cash equivalents                                                  71,151            57,864

Investment securities available for sale (amortized cost: $35,998 at
 June 30, 1997 and $26,526 at  September 30, 1996)                              35,398            26,532
Investment securities held to maturity (market value: $25,443 at
September 30, 1996)                                                                 --            25,531
Mortgage-backed securities available for sale (amortized cost:
 $676,458 at June 30, 1997 and $375,010 at September 30, 1996)                 678,554           372,018
Mortgage-backed securities held to maturity (market value: $90,238 at
September 30, 1996)                                                                 --            90,290
Loans held for sale                                                              1,240               705
Loans receivable, net of allowance for loan losses of $9,841 at
 June 30, 1997 and $10,507 at September 30, 1996                             1,129,064         1,094,656
Accrued interest receivable:
     Loans                                                                       6,549             6,637
     Investment securities                                                         900             1,209
     Mortgage-backed securities                                                  4,108             3,363
Real estate owned, net                                                           4,685             5,384
Stock in Federal Home Loan Bank of Boston, at cost                              22,770            13,100
Premises and equipment, net                                                     12,578            13,897
Intangible assets                                                               30,304            32,488
Prepaid expenses and other assets                                               16,058            16,038
                                                                           -----------       -----------

               Total Assets                                               $  2,013,359      $  1,759,712
                                                                           ===========       ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposits                                                             $  1,385,431      $  1,368,703
     Federal Home Loan Bank advances                                           409,558           217,158
     Repurchase agreements and other borrowed money                              1,251            14,670
     Advance payments by borrowers for taxes and insurance                      12,701             6,631
     Accrued expenses and other liabilities                                     17,315            16,558
                                                                           -----------       -----------

               Total Liabilities                                             1,826,256         1,623,720
                                                                           -----------       -----------

Corporation obligated mandatorily  redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures
  of the Corporation.                                                           48,858                --

Shareholders' Equity:
     Serial preferred stock, $.01 par value
      2,000,000 shares authorized and unissued                                     --                 --
    Common stock, $.01 par value 8,000,000 shares
      authorized;  6,326,378 shares issued at June 30, 1997 and
      6,288,967 shares issued at September 30, 1996, including 47,373
      shares held in treasury                                                       63                63
    Additional paid-in capital                                                  78,589            77,627
    Retained earnings                                                           59,072            60,426
    Cost of common stock in treasury                                              (362)             (362)
    Net unrealized gain (loss) on available for sale securities                    883            (1,762)
                                                                           -----------       -----------


               Total Shareholders' Equity                                      138,245           135,992
                                                                           -----------       -----------

               Total Liabilities and Shareholders' Equity                 $  2,013,359     $   1,759,712
                                                                           ===========       ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF INCOME
(dollars in thousands, except for share data)

                                                              Three Months Ended                   Nine Months Ended
                                                        ------------------------------      ------------------------------
                                                           6/30/97          6/30/96            6/30/97          6/30/96
                                                        ------------      ------------      -----------       ------------
Interest Income:
   Interest and fees on loans                            $    22,159       $    20,693      $    65,219       $    60,468
   Interest on mortgage-backed securities                     10,643             8,294           27,367            21,732
   Interest on investment securities                             513               916            1,801             3,751
   Interest on overnight investments                             598               724            1,656             3,471
   Dividends on investment securities                            507               414            1,198               455
                                                         -----------       -----------      -----------       -----------
        Total interest income                                 34,420            31,041           97,241            89,877
                                                         -----------       -----------      -----------       -----------

Interest expense:
   Interest on deposits                                       13,899            13,849           41,453            41,467
   Interest on Federal Home Loan Bank advances                 5,016             2,646           11,966             6,009
   Interest on repurchase agreements and other
     borrowed money                                               47               656              349             2,905
                                                         -----------       -----------      -----------       -----------
        Total interest expense                                18,962            17,151           53,768            50,381
                                                         -----------       -----------      -----------       -----------

        Net interest income                                   15,458            13,890           43,473            39,496

Provision for loan losses                                      7,278               659            8,678             2,541
                                                         -----------      -----------       -----------       -----------
        Net interest income after provision for
          loan losses                                          8,180            13,231           34,795            36,955
                                                         -----------       -----------      -----------       -----------

Non-interest income:
   Net gain (loss) on sale of securities                         (65)               64              (35)             (468)
   Gain (loss) from mortgage banking activities                   16               255               52            (1,479)
   Gain on sale of deposits                                      546                --              546            15,904
   Loss on disposal of premises and equipment                   (912)               --             (912)               --
   NOW account service fees                                      886               761            2,605             2,455
   Other customer service fees                                   171               142              600               404
   Other income                                                  536               574            1,491             1,452
                                                         -----------      -----------       -----------       -----------
        Total non-interest income                              1,178             1,796            4,347            18,268
                                                         -----------       -----------      -----------       -----------

Non-interest expense:
   Compensation, payroll taxes and benefits                    4,437             4,283           12,700            12,653
   Office occupancy                                            1,402             1,226            4,106             3,500
   Advertising                                                   919               386            1,541             1,435
   Net cost of real estate owned operations                    1,046               430            1,687             1,524
   Federal deposit insurance premium                             142               395              525             1,387
   Service bureau processing fees                                574               483            1,599             1,573
   Amortization of intangible assets                             742               861            2,257             2,098
   Cost of Corporation obligated mandatorily
     preferred securities                                      1,260                --            1,260                --
   Merger expense                                              3,499                --            3,499                --
   Other expense                                               1,554             1,323            4,063             4,877
                                                         -----------       -----------      -----------       -----------
        Total non-interest expense                            15,575             9,387           33,237            29,047
                                                         -----------       -----------      -----------       -----------

   Income (loss) before income taxes                          (6,217)            5,639            5,905            26,176
Income taxes (benefit)                                        (1,902)            2,072            3,057            10,388
                                                         -----------       -----------      -----------       -----------

        Net income (loss)                                $    (4,315)      $     3,567      $     2,848       $    15,788
                                                         ===========       ===========      ===========       ===========

Net income per share:
   Primary                                               $     (0.67)      $      0.56      $      0.44       $      2.49
   Fully Diluted                                         $     (0.67)      $      0.56      $      0.44       $      2.47
                                                         ===========       ===========      ===========       ===========

Average number of shares and equivalent shares:
   Primary                                                 6,464,540         6,347,597        6,453,835         6,334,049
   Fully Diluted                                           6,486,064         6,388,426        6,481,196         6,380,430

Dividends per share                                      $      0.23       $      0.23      $      0.69       $      0.69

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

                                                                          Nine Months Ended June 30,
                                                                      ---------------------------------
                                                                           1997                 1996
                                                                        ----------           ----------

Net Income                                                             $   2,848            $  15,788

OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash provided (used)
   by operating activities
   Provision for loan losses                                               8,678                2,541
   Provision for losses on real estate owned                                 683                  619
   Provision for depreciation and amortization                             1,330                  858
   Amortization of premiums (accretion of discounts) on loans                261                 (544)
   Amortization of premiums (accretion of discounts) on investment
   and mortgage-backed securities                                          1,100                  769
   Amortization of intangible assets                                       2,257                2,098
   Gain on sale of deposits                                                 (546)             (15,904)
   Gain on trading securities                                                 --                  (40)
   Proceeds from sale of trading securities                                   --               16,928
   Realized loss (gain) on sale of real estate owned, net                     65                 (139)
   Realized loss on sale of securities, net                                   35                  532
   Loss on disposal of premises and equipment                                912                   --
   Loss (gain) from mortgage banking activities                              (52)               1,437
   Origination of loans held for sale                                     (8,465)             (55,983)
   Proceeds from sales of loans held for sale                              7,982               17,020
   Decrease (increase) in accrued interest receivable                       (348)                  29
   Decrease (increase) in prepaid expenses and other assets               (1,930)              (5,730)
   Loan origination fees                                                     (50)                 693
   Increase (decrease) in accrued expenses and other liabilities             757                 (770)
                                                                       ---------            ---------
         Net cash provided (used) by operating activities                 15,517              (19,798)
                                                                       ---------            ---------

INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available for sale   22,200               21,000
   Proceeds from maturities of investment securities held to maturity      1,931                   --
   Proceeds from sales of investment securities available for sale        17,578               81,646
   Principal payments on investment securities available for sale            819                2,810
   Purchases of investment securities available for sale                 (26,421)             (84,775)
   Proceeds from sales of mortgage-backed securities available for sale    7,186              144,483
   Principal payments on mortgage-backed securities available for sale    49,819               77,149
   Principal payments on mortgage-backed securities held to maturity       7,339                7,786
   Purchases of mortgage-backed securities available for sale           (273,819)            (304,454)
   Purchases of mortgage-backed securities held to maturity               (2,866)             (54,030)
   Principal payments on loans receivable                                136,215              125,583
   Loan originations                                                    (179,266)            (158,092)
   Purchases of loans                                                     (3,263)             (20,656)
   Proceeds from sales of loans                                               --                9,799
   Proceeds from sales of real estate owned                                2,995                4,400
   Investment in real estate owned                                           (27)                (357)
   Purchases of premises and equipment                                      (923)              (1,732)
   Proceeds from sales of premises and equipment                              --                  721
   Increase in investment in Federal Home Loan Bank stock                 (9,670)              (1,116)
   Acquisition of loans and other assets                                      --              (39,109)
                                                                        --------            ---------
         Net cash used by investing activities                          (250,173)            (188,944)
                                                                        --------            ---------

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(dollars in thousands, except for share data)


                                                                             Nine Months Ended June 30,
                                                                          ---------------------------------
                                                                               1997             1996
                                                                           -----------      -----------
FINANCING ACTIVITIES
   Net increase (decrease) in Passbook, NOW and Money Market accounts      $    16,300    $   (19,352)
   Net increase in certificate accounts                                         10,153         72,690
   Assumption of deposits and liabilities of acquired branches                      --        235,893
   Sales of deposits                                                            (9,179)      (168,506)
   Borrowings under Federal Home Loan Bank advances                          1,353,475        381,785
   Repayment of Federal Home Loan Bank advances                             (1,161,075)      (275,605)
   Net decrease in borrowed money                                              (13,419)       (51,828)
   Net increase in advance payments by borrowers for taxes and insurance         6,070          7,045
   Proceeds from issuance of Corporation obligated mandatorily redeemable
     preferred securities                                                       48,858             --
   Proceeds from exercise of stock options and dividends reinvested                962          1,010
   Cash dividends                                                               (4,202)        (3,947)
                                                                           -----------    -----------
        Net cash provided by financing activities                              247,943        179,185
                                                                           -----------    -----------

   Increase (decrease) in cash and cash equivalents                             13,287        (29,557)
Cash and cash equivalents at beginning of period                                57,864         72,615
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $    71,151    $    43,058
                                                                           ===========    ===========

NON-CASH INVESTING ACTIVITIES:
   Transfer of mortgage-backed securities held to maturity to mortgage-
    backed securities available for sale                                   $    85,720    $    90,603
   Transfer of investment securities held to maturity to investment
    securities available for sale                                               23,609             --
   Securitization of loans held for sale into trading securities                    --         16,888
   Transfer of loans held for sale to loans held for portfolio                      --         21,879
   Transfer of loans to real estate owned                                        3,017          4,685
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                       $     2,281    $    12,702
   Interest paid                                                                53,625         50,250
                                                                           ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Eagle Financial Corp. (the "Holding Company") is a unitary savings bank holding company and parent of Eagle Bank (the "Bank") (collectively known as the "Company"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut and conducts business from twenty-six traditional branch offices and four in-store supermarket branch offices located in Hartford and eastern Litchfield counties.

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three and nine month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-K.

(2)  ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company has made no adjustments to the carrying value of any long-lived assets during the nine months ended June 30, 1997.

Effective October 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires the capitalization of mortgage servicing rights acquired through either purchase of mortgage loan servicing or origination and sale or securitization of mortgage loans with retention of servicing. SFAS No. 122 also requires the analysis of capitalized mortgage servicing rights for potential impairment to be based on the fair value of the rights. Effective January 1, 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS No. 122. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the underlying assets or liabilities transferred. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 became effective for transfers of financial assets made after December 31, 1996 except for those transfers relating to secured borrowings, repurchase agreements and similar transactions which are effective after December 31, 1997. During the nine months ended June 30, 1997, the Company capitalized approximately $45,000 of servicing rights related to the origination and sale of mortgage loans.

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

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. The objective of SFAS No. 130 is to report comprehensive income which is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the application of this Statement will have a material impact on the operations of the Company.

(3)  Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

                                                     Three Months Ended                   Nine Months Ended
                                                          June 30,                            June 30,
                                                 --------------------------          --------------------------
                                                   1997              1996              1997              1996
                                                 --------          --------          --------          --------
Balance, beginning of period                     $ 10,521          $ 11,505          $ 10,507          $  9,611

Provisions charged to operations                    7,278               659             8,678             2,541

Charge-offs                                        (7,992)           (1,617)           (9,449)           (3,486)

Recoveries                                             34                33               105                43

Additions to allowance for purchased loans             --                --                --             1,871
                                                 --------          --------          --------          --------

Balance, end of period                           $  9,841          $ 10,580          $  9,841          $ 10,580
                                                 ========          ========          ========          ========

(4)  Net Cost of Real Estate Owned Operations

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):

                                                     Three Months Ended                  Nine Months Ended
                                                         June 30,                            June 30,
                                                 -------------------------           ------------------------
                                                    1997              1996             1997             1996
                                                 -------           -------           -------          -------
Net (gain) loss on sales of real estate owned    $    50           $   (56)          $    65          $  (139)

Provision for losses charged to operations           530                67               683              619

Expenses of holding real estate owned,
net of rental income                                 466               419               939            1,044
                                                 -------           -------           -------          -------
                                                 $ 1,046           $   430           $ 1,687          $ 1,524
                                                 =======           =======           =======          =======

(5)  MERGER ACTIVITY

On May  31,  1997,  the  Company  completed  its  acquisition  of  MidConn  Bank
("MidConn") through a tax-free stock for stock exchange. The Company issued approximately 1,708,000 common shares in exchange for all the common shares of MidConn. The transaction has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MidConn.

The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                  Six Months Ended        Nine Months Ended
                                      3/31/97                 6/30/96
                                 -----------------        -----------------
Net interest income
  Eagle Financial                $     21,185             $     29,341
  MidConn                               6,829                   10,155
                                  -----------              -----------
  Combined                       $     28,014             $     39,496
                                  ===========              ===========

Net Income
  Eagle Financial                $      5,735              $    13,882
  MidConn                               1,428                    1,906
                                  -----------              -----------
  Combined                       $      7,163              $    15,788
                                  ===========              ===========

(6)  Capital Securities

On April 1, 1997 the Company completed a $50 million private placement of 10% capital securities due March 15, 2027. The securities were issued by the Holding Company's recently formed subsidiary, Eagle Financial Capital Trust I, and are fully and unconditionally guaranteed by the Holding Company. Proceeds from the issue were invested by Eagle Financial Capital Trust I in Junior Subordinated Debentures issued by the Holding Company which represent the sole assets of Eagle Financial Capital Trust I. The Junior Subordinated Debentures have a principal amount of $50,398,000, hear interest at 10% and mature on April 1, 2027. Net proceeds from the sale of the debentures will be used for general corporate purposes, including capital contributions to the Bank.

(7) Branch Sale

On June 28, 1997 the Company completed the sale of the Middlefield, Connecticut branch office, which had been acquired in the MidConn Bank transaction, to Liberty Bank. As a result of the sale of the Company recorded a gain on the sale of deposits of approximately $546,000 based on a 6% deposit premium applied to total deposits of approximately $9.7 million. The deposits sold represent 3.2% of the deposits assumed in the acquisition of MidConn and 0.7% of total deposits at June 30, 1997.

(8) Security Portfolio Transfer

On June 30, 1997 the Company transferred $85.7 million of mortgage-backed securities and $23.6 million of investment securities from held to maturity to available for sale. The transfer resulted in an unrealized gain of approximately $299,000, net of income tax expense of approximately $200,000, being recorded as an increase to shareholder's equity. The securities were transferred due to a change in intent with respect to holding the securities to maturity precipitated by changes in the Company's balance sheet following the acquisition of MidConn. The Company does not currently intend to purchase securities for classification as held to maturity.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - The Bank conducts business from twenty-six traditional banking offices and four in-store supermarket branch offices located in Hartford and Litchfield Counties. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

On May 31, 1997 the Company completed the acquisition of MidConn and has accounted for the transaction as a pooling of interests. The financial information for periods and dates prior to the combination has been restated to include the accounts and results of operations of MidConn. At the date of the acquisition, MidConn had total assets of $356.2 million, total securities of $34.8 million, total loans receivable of $274.4 million, total deposits of $308.5 million and total equity of $34.7 million.

At June 30, 1997, the Company had total assets of $2.01 billion compared to $1.76 billion at September 30, 1996, an increase of $254 million, or 14.4%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, increased $34.9 million to $1.13 billion at June 30, 1997 from $1.09 billion at September 30, 1996. Total securities, including mortgage-backed securities, were $713.9 million at June 30, 1997 compared to $514.4 million at September 30, 1996, an increase of $199.5 million, or 38.8%. Total deposits increased $16.7 million, from $1.37 billion at September 30, 1996 to $1.39 billion at June 30, 1997. Total borrowings were $410.8 million at June 30, 1997, an increase of $179.0 million, or 77.2%, from the September 30, 1996 total of $231.8 million. At June 30, 1997 shareholders' equity represented 6.87% of total assets compared to 7.73% at September 30, 1996.

LIQUIDITY - The Holding Company's liquidity and ability to pay dividends to its shareholders is primarily derived from and dependent on the ability of its Bank subsidiary to pay dividends to the Holding Company. Under current Office of Thrift Supervision ("OTS") regulations, because the Bank meets the OTS capital requirements, it may pay out the higher of 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period, without regulatory supervisory approval. In general, the Bank pays dividends to the Holding Company only to the extent that funds are needed to cover operating expenses and dividends paid to shareholders. At June 30, 1997, the Bank had approximately $89 million in excess capital over the OTS risk-based requirement, one half of which would be available for declaration of dividends to the Holding Company. The OTS regulations permit the OTS to prohibit capital distribution under certain circumstances.

As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to maintain liquid assets at 5% of its net withdrawable deposits plus short-term borrowings. At June 30, 1997, the Bank was in compliance with the applicable liquidity requirements having an average liquidity ratio of 6.78% for the three months ended June 30, 1997.

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on investment and mortgage-backed securities, maturing investments, Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and borrowed money and payments to meet operating expenses. At June 30, 1997, the Bank had approximately $85.7 million of loan commitments outstanding, including $56.0 million in available lines of credit. It is expected that these and future loans will be funded by deposits, investment maturities and amortization, loan repayments and borrowings. The Bank has the capacity to borrow an additional $457 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

During the nine months ended June 30, 1997 the Bank originated loans totaling $187.7 million compared to $214.1 million for the same period in 1996. Principal repayments on loans totaled $136.2 million and $125.6 million for the nine months ended June 30, 1997 and 1996, respectively. The Bank purchased $297.2 million and $443.3 million of securities during the nine months ended June 30, 1997 and 1996, respectively. The security purchases were offset by sales, maturities and principal payments of $81.5 million and $334.9 million for the nine months ended June 30, 1997 and 1996, respectively.

It has been the Company's general policy to purchase debt securities (including mortgage-backed securities) for purposes of earning interest income and meeting regulatory liquidity requirements. At date of purchase, a decision is made to classify debt securities as either held to maturity or available for sale. Various factors are considered when determining whether debt securities are classified as either available for sale or held to maturity, including: repricing characteristics, liquidity needs, expected security life, yield and overall asset/liability strategies. Events which may be reasonably anticipated are considered when determining the Company's ability to hold debt securities to maturity. On June 30, 1997 the Company transferred $85.7 million of mortgage-backed securities and $23.6 million of investment securities from held to maturity to available for sale. The securities were transferred due to a change in intent with respect to holding the securities to maturity precipitated by changes in the Company's balance sheet following the acquisition of MidConn. The Company does not currently intend to purchase securities for classification as held to maturity.

Other debt securities are classified as available for sale. When an available for sale security is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. Sales of securities totaled $18.5 million for the nine months ended June 30, 1997 compared to $226.1 million for the nine months ended June 30, 1996.

The significant level of security sales during the nine months ended June 30, 1996 can be attributed to two initiatives designed to restructure the balance sheet. The first initiative is represented by the sale of $58.8 million of fixed rate mortgage-backed securities created from the securitization in August 1995 of certain mortgage loans within the Bank's loan portfolio. The sales represented the final step of a balance sheet restructuring which converted approximately $150 million of fixed rate mortgage loans into adjustable rate mortgage-backed securities. The sales resulted in a realized gain of $631,000. The second initiative involved the sale of approximately $100 million of the Bank's lowest yielding securities resulting in a loss of $1.2 million. The proceeds from the sale were reinvested in securities that, on average, represented an improvement in yield of approximately 150 basis points.

REGULATORY CAPITAL REQUIREMENTS - The Bank is required by the Office of Thrift Supervision ("OTS") to meet minimum capital requirements, which include tangible capital, core capital and risk- based capital requirements. The Bank's actual capital as reported to the OTS at June 30, 1997 exceeded the currently applicable tangible, core and risk-based capital requirements as the following chart indicates (dollars in thousands):


                           Required                  Actual                   Excess
                      ---------------        -----------------------    -------------------
Tangible Capital     $  29,689    1.5%       $   152,216    7.69%       $   122,527   6.19%

Core Capital         $  59,378    3.0%       $   152,216    7.69%       $    92,838   4.69%

Risk-based Capital   $  72,490    8.0%       $   161,544   17.83%       $    89,054   9.83%

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

NON-PERFORMING ASSETS - At June 30, 1997, the Company had total non-performing assets of $8.9 million, or .44% of total assets, including $4.2 million in non-performing loans and $4.7 million in real estate owned. The allowance for loan losses totaled $9.8 million, or 233% of total non-performing loans, at June 30, 1997. Information regarding non-performing assets and other asset quality data for June 30, 1997 and September 30, 1996 is as follows (dollars in thousands):

                                                   June 30,     September 30,
                                                     1997           1996
                                                   --------     -------------

Non-performing loans                               $  4,221     $   11,870
Real estate owned, net                                4,685          5,384
                                                     ------      ---------
  Non-performing assets                            $  8,906     $   17,254
                                                     ======      =========

Impaired loans:
  Non-performing (1)                               $   645      $    6,134
  Performing                                         1,488           4,799
                                                     ======      =========


Non-performing assets/total assets                    0.44%           0.98%
Non-performing loans/gross loans receivable           0.37%           1.07%
Allowance for loan losses/non-performing loans      232.6%           88.5%


(1) Non-performing impaired loans are included in total non-performing loans.

The Company's non-performing assets are predominately residential in nature. Assets secured by residential property account for approximately 82% of the non-performing assets at June 30, 1997. All non-performing assets and impaired loans are reviewed quarterly as part of the internal review process.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Non-performing loans decreased $7.6 million from $11.9 million at September 30, 1996 to $4.2 million at June 30, 1997. The decline is attributable to the sale of approximately $17.7 million of troubled loans during the quarter ended June 30, 1997. Approximately $10.9 million, or 62%, of the $17.7 million loan total were classified as non-performing. In connection with the loan sale, the Bank recorded charge-offs of approximately $5.8 million, which included approximately $2.4 million of reserves previously allocated to the loans and approximately $3.4 million of reserves established through the additional provision made to reduce the carrying value of the loans to the sales price.

The following table represents a breakdown of non-performing assets as of June 30, 1997 (dollars in thousands):

                                       Non-                  Total non-
                                    performing Real estate   performing   % of
                                      loans     owned, net     assets     Total
                                    ---------- -----------   ----------  -------
Mortgage loans:
One to four family                    $2,987       3,450       6,437       72.3%
residential
Multi-family residential                  --         128         128        1.4
Land                                      --          25          25        0.3
Commercial                               508       1,082       1,590       17.8

Non-mortgage loans:
Commercial                                32          --          32        0.4
Consumer                                  --          --          --         --
Home Equity                              694          --         694        7.8
                                      ------      ------      ------      -----
Total                                 $4,221       4,685       8,906      100%
                                      ======      ======      ======      =====

The allowance for loan losses decreased to $9.8 million at June 30, 1997 from $10.5 million at September 30, 1996. The loan loss provision was $8.7 million for the nine months ended June 30, 1997, an increase of $6.3 million from the provision for loan losses a year earlier. The provision for loan losses for the nine months ended June 30, 1997 includes $2.7 million related to the merger with MidConn Bank and $3.4 million related to the sale of troubled loans. The $2.7 million resulted from applying the Bank's method of calculating the loan loss allowance requirements to the acquired MidConn Bank portfolio. The allowance for loan losses decreased despite the above mentioned provisions primarily due to the charge-offs of approximately $5.8 million relating to the troubled loan sale.

At June 30, 1997, the Bank's ratio of allowance for loan losses to non-performing loans increased significantly to 233% from 89% at September 30, 1996 and the ratio of non-performing assets to total assets declined to 0.44% at June 30, 1997 from 0.98% as of September 30, 1996. The change in both ratios is principally the result of the troubled loan sale.

Management monitors the adequacy of the allowances for loan and real estate owned losses on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly here in Connecticut. In connection with the determination of the allowances on loans and real estate owned, management reviews and grades all adversely classified assets as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrower's ability to pay. Management obtains independent appraisals for significant properties.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended June 30, 1997 and 1996.

GENERAL

The Company reported a net loss of $4.3 million for the quarter ended June 30, 1997 compared to net income of $3.6 million for the quarter ended June 30, 1996. Fully diluted earnings per share declined from $0.56 for the three months ended June 30, 1996 to a loss of $0.67 in the most recent quarter. The net loss of $4.3 million was a result of several non-recurring factors, net expenses and provisions associated with the acquisition of MidConn totaling $6.5 million, and a $3.4 million provision for loan loss recorded from the sale of troubled loans and $1.0 million of other non-recurring expenses.

The MidConn acquisition net expenses include a $2.7 million provision for loan loss, a $488,000 loss on the disposal of premises and equipment, $477,000 in charges on real estate owned and $3.5 million of other merger related expenses, offset by a $546,000 gain on the sale of deposits.

Net income for the nine months ended June 30, 1997 declined $12.9 million to $2.8 million, or $0.44 per fully diluted share, from $15.8 million, or $2.47 per fully diluted share, for the nine months ended June 30, 1996. The MidConn acquisition net expenses of $6.5 million, the $3.4 million loss on sale of troubled loans and $1.0 million of other non-recurring expenses contributed to the lower earnings for the nine months ended June 30, 1997. Net income for the nine months ended June 30, 1996 included a $15.9 million gain on the sale of deposits offset by a loss of $1.5 million from mortgage banking operations, $468,000 of losses from sales of securities and $1.2 million of non-recurring expenses.

NET INTEREST INCOME

Net interest income was $15.5 million for the quarter ended June 30, 1997 compared to $13.9 million, during the three months ended June 30, 1996, an increase of $1.6 million. The increase in net interest income is the result of a $201 million increase in the average balance of interest earning assets partly offset by a 15 basis point decline in net interest spread to 2.90% for the three months ended June 30, 1997 versus 3.05% for the quarter ended June 30, 1996. The security portfolio accounted for $110.7 million of the growth on the asset side while the majority of the $136.2 million increase in average interest bearing liabilities was funded from a $123.9 million increase in borrowed funds. The 15 basis point decline in net interest spread is a combination of a seven basis point decline in the yield on average earning assets and an eight basis point increase in the cost of interest bearing liabilities.

Net interest income for the nine months ended June 30, 1997 was $43.5 million, a $4.0 million increase from the $39.5 million reported for the nine months ended June 30, 1996. The increase is almost entirely attributable to a $137.5 million increase in average interest earning assets between the comparative nine month periods. Net interest spread increased slightly to 2.96% for the nine months ended June 30, 1997 from 2.95% for the nine months ended June 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $7.3 million for the quarter ended June 30, 1997 compared to $659,000 for the June 30, 1996 quarter. The provision for loan losses increased $6.2 million to $8.7 million for the nine months ended June 30, 1997 from $2.5 million for the nine months ended June 30, 1996. The provision of $3.4 million resulting from the sale of the troubled loans and the $2.7 million charge taken in order to consistently apply the Bank's loan loss allowance calculation methodology to the acquired MidConn loan portfolio were the principal factors responsible for the increases in both comparative periods.

NON-INTEREST INCOME

Non-interest income declined $618,000 to $1.2 million for the three months ended June 30, 1997 from $1.8 million for the quarter ended June 30, 1996 due to a loss of $912,000 from the disposal of premises and equipment partially offset by a $546,000 gain on the sale at deposits during the three months ended June 30, 1997. Of the total loss on premises and equipment, $488,000 relates to the MidConn acquisition.

Non-interest income for the nine months ended June 30, 1997 was $4.3 million compared to $18.3 million for the nine months ended June 30, 1996, a decrease of $13.9 million. The decrease is primarily attributable to the $15.9 million gain on deposits offset by the $1.5 million loss from mortgage banking expenditures and a $468,000 loss on the sale of securities reported during the nine months ended June 30, 1996.

NON-INTEREST EXPENSE

Non-interest expense totaled $15.6 million for the quarter ended June 30, 1997, a $6.2 million increase from the $9.4 million reported for the three months ended June 30, 1996. Increases in the June 30, 1997 quarter compared to the June 30, 1996 quarter of $154,000 in compensation and benefits, $176,000 in office occupancy, $533,000 in advertising and $616,000 in the net cost of real estate operations, in addition to the merger expense of $3.5 million and the cost of the Corporation obligated mandatorily redeemable preferred securities of $1.3 million, were the factors contributing to the increase.

Operation of the supermarket branches during the June 30, 1997 quarter contributed to the increases in compensation and benefits and office occupancy. Advertising expenses during the three months ended June 30, 1997 include $300,000 related to a name recognition campaign and $167,000 directly attributable to the name change of the banking subsidiary from Eagle Federal Savings Bank to Eagle Bank. The net cost of real estate owned operations includes $477,000 of charges reflecting the Bank's disposition strategy for several properties obtained in the acquisition of MidConn and a $161,000 increase from the June 30, 1996 quarter to the June 30, 1997 quarter in non-acquisition related provisions for real estate owned losses.

Non-interest expense increased $4.2 million to $33.2 million for the nine months ended June 30, 1997 from $29.0 million during the nine months ended June 30, 1996. The MidConn merger expenses, cost of Corporation obligated mandatorily redeemable preferred securities and a $606,000 increase in office occupancy expenses were responsible for the overall increase, offset by a $862,000 decrease in Federal deposit insurance premiums. Office occupancy expenses were higher due to the operation of the supermarket branches during the 1997 nine month period and the operation of a smaller but more costly branch network throughout the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. The decrease in Federal deposit insurance premiums was a result of the recapitalization of the Savings Association Insurance Fund in September 1996 which lowered the premium rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


The $3.5 million of merger expenses include $1.6 million of compensation related expenses including the severance amounts paid to former MidConn employees, $1.7 million of legal, accounting and other professional fees and approximately $200,000 of other miscellaneous expenses.

INCOME TAXES

The Company recorded an income tax benefit of $1.9 million for the three months ended June 30, 1997 compared to tax expense of $2.1 million for the three months ended June 30, 1996. Income tax expense totaled $3.1 million for the nine months ended June 30, 1997 compared to $10.4 million in the comparative period prior year. The effective tax rate was 30.6% for the quarter ended June 30, 1997 and 51.8% for the nine months ended June 30, 1997. The effective tax rates were impacted by $1.7 million of non-deductible merger related expenses.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1 - LEGAL PROCEEDINGS
   Not applicable

ITEM 2 - CHANGES IN SECURITIES
   Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
   Not applicable

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS
   A special meeting of the shareholders of Eagle Financial Corp. was held on May 28, 1997, at which time the following proposal was considered and voted upon: (1) the approval and issuance of up to 1,752,077 shares of the Company common stock in connection with the transactions contemplated by the Agreement and Plan of Merger, dated as of January 27, 1997, by and among the Company, Eagle Bank and MidConn Bank.

   With respect to Proposal One, 2,912,697 votes were cast FOR approval of the issuance of stock in connection with the acquisition of MidConn Bank, 172,682 votes were cast against such approval and 15,656 votes abstained.

ITEM 5 - OTHER INFORMATION
   Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.2      Bylaws, as amended on June 24, 1997
         27       Financial Data Schedule
         99       Press Release dated July 24, 1997.

(b)      Reports on Form 8-K.

   On April 8, 1997 the Company filed a report on Form 8-K which  reported under
   Item 5 - Other Events, an announcement that the Company had completed a $50 million private placement of 10% capital securities due March 15, 2027. The securities were issued by the Holding Company's recently formed subsidiary, Eagle Financial Capital Trust I.

   On May 8, 1997,  the Company filed a report on Form 8-K which  reported under
   Item 5 - Other Events, an announcement that the Company had entered into a Purchase and Assumption agreement to sell one of the branch offices to be acquired as part of the transaction with MidConn Bank.

   On June 13, 1997 the Company filed a report on Form 8-K which  reported under
   Item 5 - Other Events, an announcement that the Company had completed its previously announced acquisition of MidConn Bank on May 31, 1997.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE FINANCIAL CORP.


Date:  August 14, 1997                 By: /s/ Mark J. Blum
                                     -------------------------------------------
                                       Mark J. Blum
                                       Vice President, Chief Financial Officer



Date:  August 14, 1997                 By: /s/ Barbara S. Mills
                                     -------------------------------------------
                                       Barbara S. Mills
                                       Vice President, Treasurer

                                  EXHIBIT INDEX

                                                                   Sequentially
Exhibit No.                                 Exhibit                Numbered Page
----------                                  -------               -------------

3.2   Bylaws, as amended on June 24, 1997

27    Financial Data Schedule

99    Press Release dated July 24, 1997