Form 10-K
period 1997-09-30
EAGLE FINANCIAL CORP
filed 1997-12-29
CIK 792369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 0-15311

                              EAGLE FINANCIAL CORP.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    06-1194047
          ------------------                             -------------
     (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  222 Main Street, Bristol, Connecticut                    06010
  -------------------------------------                  ---------
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (860) 314-6400.

           Securities registered pursuant to Section 12(b) of the Act:
                                (Not applicable)

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days      Yes X  No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Based upon the closing price of the registrant's common stock as of December 9, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $246.6 million.*

          The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:
                 Class: Common Stock, par value $.01 per share.
               Outstanding at December 9, 1997: 6,501,363 shares.


----------
* Solely for purposes of this calculation, all executive officers and directors of the registrant, the registrants' Employee Stock Ownership Plan and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

PART I

     Item 1. Business
            ----------
     GENERAL

     Eagle Financial Corp. ("Eagle" or the "Company") is the holding company of Eagle Bank (the "Bank"). Eagle was organized in 1986 under Delaware law for the purpose of becoming the holding company of First Federal Savings and Loan Association of Torrington, Connecticut ("Torrington") upon its conversion to a stock company in 1987. In 1988, BFS Bancorp, Inc., the holding company of Bristol Federal Savings Bank, Bristol, Connecticut ("Bristol"), merged into Eagle in a combination structured as a merger of equals and accounted for as a pooling-of-interests. Bristol had converted to a stock company in 1987. Torrington and Bristol have operated as savings institutions since 1919 and 1924, respectively. In January 1993, Eagle merged Bristol with Torrington under the new name Eagle Federal Savings Bank. In May 1997, Eagle changed the name of the Bank from Eagle Federal Savings Bank to Eagle Bank. Unless otherwise stated, all references herein to Eagle or the Company include the Bank and other subsidiaries on a consolidated basis.

     At September 30, 1997, Eagle had total assets of $2.1 billion, net loans receivable of $1.1 billion, deposits of $1.4 billion and shareholders' equity of $144.9 million. Through the Bank, the Company provides consumer banking services through 26 traditional banking offices and 4 in-store supermarket branch offices in Connecticut, serving the Torrington, Bristol, New Britain, and Hartford market regions. As a community oriented savings bank, the Bank focuses on the financial needs of its customer in these local markets, seeking to develop long-term deposit and lending relationships. In its lending activities, the Bank stresses asset quality through its emphasis on 1-4 family residential first mortgage lending in its local markets and the use of conservative loan underwriting standards. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

     The following table indicates selected ratios for the periods indicated:


                                               For the years ended September 30,
                                               ---------------------------------
                                                 1997        1996        1995
                                                 ----        ----        ----

Return on average assets                         0.39%       0.90%       0.80%
Return on average equity (a)                     5.25%      11.62%       9.98%
Dividend payout ratio                           81.25%      34.07%      38.60%
Average equity to average assets ratio (b)       7.38%       7.72%       7.97%

----------
     (a) If the effect of the unrealized gains and losses on securities available for sale had been excluded, the return on equity ratio would have been 5.11% and 11.59% for the years ended September 30, 1997 and 1996, respectively.

     (b) If the effect of the unrealized gains and losses on securities available for sale had been excluded, the average equity to average assets ratio would have been 7.37% and 7.74% for the years ended September 30, 1997 and 1996, respectively.

     Eagle's principal executive office is located at 222 Main Street, Bristol, Connecticut 06010 and its telephone number is (860) 314-6400.

     On October 27, 1997, the Company announced the signing of a definitive agreement to merge with and into Webster Financial Corp. ("Webster"). The merger would be accomplished by a stock for stock exchange based on a fixed exchange ratio of 0.84 shares of Webster common stock for each share of Eagle common stock. The transaction is subject to shareholder and regulatory approval and is expected to close during the quarter ended March 31, 1998. Webster has total assets of $6.8 billion, total deposits of $4.3 billion, total loans receivable of $3.7 billion and shareholders' equity of $363.6 million as of September 30, 1997. Webster conducts its business through 84 banking offices throughout Connecticut.

MERGERS AND ACQUISITIONS - On May 31, 1997, the Company completed its merger with MidConn Bank ("MidConn") through a stock for stock exchange and merged the operations of MidConn into the operations of the Bank. The transaction has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MidConn. The acquisition expanded the Company's market area into the New Britain, Berlin and Newington municipalities. Shortly after completing the merger Eagle closed two of the ten acquired branch offices that were in close proximity to existing Bank branches and sold a third geographically separate, smaller office recording a gain on sale of deposits of $546,000. The merger with MidConn allows Eagle to serve a broader segment of the Hartford market area.

     In past years, Eagle has also significantly expanded its operations through three federally assisted acquisitions in which the Bank acquired certain assets and assumed deposit liabilities from the FDIC or the Resolution Trust
Corporation ("RTC"). Substantially all of the loans acquired in these acquisitions consisted of 1-4 family residential first mortgage loans and home equity loans. In the largest assisted acquisition, the Bank of Hartford, Inc. ("Bank of Hartford") acquisition completed in June 1994, Eagle Bank also acquired $72.7 million of investment securities, substantially all of which were U.S. Treasury and Government agency obligations, and loan servicing rights on $80.5 million of loans with an average loan servicing fee of 0.375%. Fiscal 1994 also includes the acquisition of The Federal Savings Bank ("FSB") by MidConn in a stock purchase transaction.

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

     Eagle purchased five branch offices in the Fleet/Shawmut transaction, assumed deposits totaling $253 million and acquired $36 million in loans, approximately $24 million of which were commercial loans. As a result of the premium paid on the deposits assumed, along with certain other purchase accounting adjustments, Eagle Bank recorded goodwill in the amount of $19.9 million. The transaction was completed in January 1996. Shortly thereafter, Eagle Bank closed two branch offices that were in close proximity to two of the acquired branch offices and transferred all customer accounts to the newly acquired branch offices.

     The sale of the branches to Union, which was completed in March 1996, included $184 million of deposits and generated a $15.9 million gain principally due to the premium received on the deposits. This transaction removes Eagle from a highly competitive, geographically separate market place and allows the Bank to focus its resources in a more concentrated area of Connecticut.

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

     BUSINESS - As a holding company, the business operations of Eagle are conducted through the Bank. The Bank primarily is engaged in the business of accepting deposits from the general public and using such funds in the origination of first mortgage loans for the purchase, refinance or construction of 1-4 family homes. At September 30, 1997, 89.4%, or $1.0 billion, of the Bank's $1.1 billion total gross loans receivable was secured by first mortgages on real estate. The remainder of the Bank's loan portfolio consists of $19.4 million of non-mortgage commercial loans and $101.2 million of consumer and home equity loans at September 30, 1997.

     Eagle has experienced fluctuations in loan originations, with $236.7 million, $303.1 million and $190.4 million of originations in fiscal 1997, 1996 and 1995, respectively, due in part to the volatility occurring in the long-term interest rate environment over the past few years. Commercial loan originations of $39.4 million in 1997 compared to $28.3 million in 1996 contributed to the loan origination activity. Residential mortgage lending has been and will continue to be the Bank's main focus, however, the Bank is moving forward with its strategy to diversify the loan portfolio by originating commercial real estate and small business loans within its primary market area. The Bank began the commercial banking initiative in 1996, made significant progress in 1997 and expects to further the expansion of commercial banking in 1998 and into the future. Eagle also intends to increase the emphasis on its home equity and consumer lending programs. The marketing of these loans will focus on Eagle's existing customer base, customers acquired as part of the Fleet/Shawmut acquisition and new relationships within Eagle's primary market areas. See "Lending Activities -- General."

     Based on its lending strategy, Eagle has been able to maintain high asset quality. Total non-performing assets of Eagle were $19.6 million at September 30, 1995, $17.3 million at September 30, 1996 and $8.2 million at September 30, 1997. At those dates, non-performing assets constituted 1.99%, 1.55%, and 0.72% respectively, of total loans receivable and real estate owned. At September 30, 1997, Eagle's allowance for loan losses totaled $9.8 million, or 218% of total non-performing loans.

     The Bank's funding strategy is focused primarily on developing core deposits such as regular savings and checking accounts, and attracting term certificates of deposit. The Bank supplements its deposits with other borrowed money, primarily Federal Home Loan Bank advances.

     Eagle also makes available to its customers various investment products through Liberty Securities Corporation, a registered broker-dealer not affiliated with Eagle. These products include mutual funds, unit investment trusts and fixed- and variable-rate annuity contracts, as well as discount brokerage services.

     REGULATION - Eagle, as a unitary thrift holding company, and Eagle Bank, as its wholly-owned subsidiary, are subject to comprehensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), as the primary federal regulator of the Bank. The FDIC also has significant regulatory authority over the Bank. The Board of Governors of the Federal Reserve System ("FRB") has regulatory authority as to certain matters concerning the Bank. Eagle Bank is a member of the Federal Home Loan Bank ("FHLB") System. FHLB advances are a source of funds for the Bank. See "Regulation."

     LENDING ACTIVITIES

     General. Eagle traditionally has concentrated its lending activities on the origination and purchase of loans secured by first mortgage liens for the purchase, refinancing or construction of residential real property. At September 30, 1997, mortgage loans secured by real estate, aggregated $1.0 billion or 89.4% of Eagle's gross loans receivable portfolio. At September 30, 1996 and 1995, such mortgage loans aggregated $1.0 billion, or 90.4%, and $887.2 million, or 90.4%, respectively. The Bank's real estate loans at September 30, 1997 included $912.6 million of first mortgage loans secured by 1-4 family residential real estate (80.1% of total gross loans receivable), $60.8 million of commercial real estate loans (5.3% of total gross loans receivable) and $45.9 million of multi-family, construction and land loans (4.0% of total gross loans receivable). The Bank had total non-mortgage commercial loans of $19.4 million, or 1.7% of total gross loans receivable. The remaining $101.2 million of loans (9.6% of total gross loans receivable) includes $45.3 million of home equity lines of credit (4.0% of total gross loans receivable) and $45.4 million of second mortgage loans (4.0% of total gross loans receivable) with the remainder of the loans being primarily loans secured by deposits and personal loans.

     At September 30, 1997 commercial real estate loans totaled $60.8 million and are generally secured by a mix of retail and professional office properties. This represents an increase of 16.6% from the amount outstanding at September 30, 1996 of $52.1 million. The increase was principally the result of the improved origination activity created from an expanded group of experienced commercial loan officers. Multi-family loans, secured by properties with 5 units or more, totaled $15.9 million as o September 30, 1997. This amount is down slightly from the September 30,1996 total of $18.1 million. Land development loans decreased to $9.6 million at September 30, 1997 from $10.7 million at September 30, 1996.

     Eagle made significant progress in 1997 in implementing its strategy to emphasize the origination of commercial real estate and small business loans. Commercial related originations totaled $39.4 million for the year ended
September 30, 1997 demonstrating strong growth from prior years. Eagle has continued to expand and improve both its commercial origination and credit administration resources. The origination of commercial based loans not only increases the overall yield on the portfolio but adds to the base of interest rate sensitive assets, as the rate structures for these loans often call for annual, quarterly or monthly rate adjustments.

     At September 30, 1997 consumer loans totaled $101.2 million compared to $96.8 million at September 30, 1995 and $91.4 million at September 30, 1995. The increase in consumer loans is attributable to the Bank's emphasis on the origination of home equity lines of credit through various programs. Eagle intends to continue emphasizing home equity lines of credit (4.0% of total gross loans receivable at September 30, 1997), using its existing credit programs and personnel.

     At September 30, 1997, the Company's largest loan relationship had an aggregate outstanding balance of $9.6 million. That relationship represents eight loans, of which $2.1 million are secured by multi-family apartment buildings and $7.5 million are secured by commercial office or industrial properties. At that date, the next largest lending relationship's outstanding balance was $3.3 million, representing one loan secured by a commercial property. The Bank has seven other lending relationship which exceed $2.0 million, in aggregate outstanding balance.

     The following tables set forth the composition of the total loan portfolio of Eagle, in dollar amounts and in percentages, at the dates shown, and a reconciliation of loans receivable, net.

                                                              September 30,
                                     -------------------------------------------------------------
                                       1997                              1996
                                      Amount                %           Amount             %
                                    -------------    ------------     -------------   ------------
                                                            (in thousands)
Real estate mortgage loans:
   1-4 family residential:
     Permanent                      $     912,432            80.1%    $     904,331           81.7%
     Construction                          17,095             1.5            15,950            1.4
  Multi-family                             15,949             1.4            18,106            1.6
  Commercial real estate                   60,802             5.3            52,132            4.7
  Commercial construction                   3,177             0.3                --             --
  Land  development (a)                     9,594             0.8            10,701            1.0
                                    -------------    ------------     -------------   ------------
    Total conventional loans            1,019,049            89.4         1,001,220           90.4
  FHA/VA mortgage loans                       214              --                39             --
                                    -------------    ------------     -------------   ------------
  Total real estate mortgage            1,019,263            89.4         1,001,259           90.4
                                    -------------    ------------     -------------   ------------
Non-mortgage commercial                    19,376             1.7             9,422            0.9
                                    -------------    ------------     -------------   ------------
Consumer loans:
  Second mortgages                         45,405             4.0            46,389            4.2
  Home equity lines of credit              45,316             4.0            41,992            3.8
  Other consumer                           10,459             0.9             8,444            0.7
                                    -------------    ------------     -------------   ------------
    Total consumer loans                  101,180             8.9            96,825            8.7
                                    -------------    ------------     -------------   ------------
    Total loans receivable
      (before net items)                1,139,819             100%        1,107,506            100%
                                                     =============                    ============
  Add (deduct):
    Unearned discounts and premiums          (609)                             (574)
    Loans in process                           --                                --
    Allowance for loan losses              (9,765)                          (10,507)
    Deferred loan origination feees        (1,064)                           (1,769)
                                    -------------                      ------------
      Total loans receivable        $   1,128,381                      $  1,094,656
                                    =============                      ============


                                                     September 30,
                                 -------------------------------------------------------------
                                   1995                  1994                  1993
                                  Amount      %         Amount      %         Amount      %
                                 --------- -------     --------- -------     --------- -------
                                                (in  thousands)

Real estate mortgage loans:
   1-4 family residential:
     Permanent                 $   816,754   83.2%   $   932,057   85.8%   $   703,237   84.5%
     Construction                   14,260    1.5         21,471    2.0         21,578    2.6
  Multi-family                      20,143    2.1          8,019    0.7          6,713    0.8
  Commercial real estate            26,623    2.7         21,702    2.0         20,041    2.4
  Commercial construction                -      -              -      -             -       -
  Land  development (a)              9,298    0.9          7,402    0.7          5,774    0.7
                                 --------- ------- --- --------- ------- --- --------- -------
    Total conventional loans       887,078   90.4        990,651   91.2        757,343   91.0
  FHA/VA mortgage loans                 79      -            133      -            227      -
                                 --------- ------- --- --------- ------- --- --------- -------
  Total real estate mortgage       887,157   90.4        990,784   91.2        757,570   91.0
                                 --------- ------- --- --------- ------- --- --------- -------

Non-mortgage commercial              2,677    0.3         2,303     0.2          2,970    0.4
                                 --------- ------- --- --------- ------- --- --------- -------

Consumer loans:
  Second mortgages                  42,075    4.3        41,053     3.8         16,864    2.0
  Home equity lines of credit       37,064    3.8        42,576     3.9         47,899    5.8
  Other consumer                    12,267    1.2         9,092     0.9          6,462    0.8
                                 --------- ------- --- --------- ------- --- --------- -------
    Total consumer loans            91,406    9.3        92,721     8.6         71,225    8.6
                                 --------- ------- --- --------- ------- --- --------- -------

    Total loans receivable
      (before net items)           981,240   100%     1,085,808    100%        831,765   100%
                                            =======               =======               =======
  Add (deduct):
    Unearned discounts and premiums     90                  130                    (39)
    Loans in process                     -                    -                   (600)
    Allowance for loan losses       (9,611)             (10,305)                (6,143)
    Deferred loan originationfees   (1,595)              (2,890)                (2,990)
                                 ---------           ----------             ----------
      Total loans receivable     $ 970,124           $1,072,743             $  821,993
                                 =========           ==========             ==========

----------
     (a) Loans for developed building lots, acquisition and development of land and unimproved land.

     The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in Eagle's loan portfolio based on scheduled payments to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                          Due Within       Due 1 to     Due After
                                            1 Year         5 Years        5 Years              Total
                                            --------       --------       --------            --------
                                                                    (in thousands)
Residential 1-4 family and land loans     $   1,061     $   5,719       $   915,460       $   922,240
Multi-family, commercial construction
  and commercial real estate loans            4,779         7,013            68,136            79,928
Residential construction loans                   41             -            17,054            17,095
Commercial loans                              9,881         7,367             2,128            19,376
Consumer loans                                5,915        20,616            74,649           101,180
                                            --------     --------         ---------         ---------
Total                                   $    21,677      $ 40,715        $1,077,427       $ 1,139,819
                                            ========     ========         =========         =========

     The following table sets forth as of September 30, 1997 the dollar amount of all loans of Eagle due after one year which have predetermined interest rates and floating or adjustable interest rates.


                                    Due 1 to 5 Years              Due After 5 Years                  Total
                             ----------------------------    ---------------------------  -----------------------------
                                              Floating or                   Floating or                     Floating or
                             Predetermined    Adjustable    Predetermined    Adjustable    Predetermined     Adjustable
                                Rates           Rates          Rates           Rates           Rates            Rates
                             ------------     ---------     -------------   ------------  --------------   ------------
                                                                         (in thousands)
Residential 1-4 family
  and land loans                 $ 4,625       $  1,094      $295,540        $619,920        $300,165      $ 621,014
Multi-family, commercial
  construction and commercial
  real estate loans                4,469          2,544        25,062          43,074          29,531         45,618
Residential construction loans         -              -            -           17,054               -         17,054
Commercial loans                   3,815          3,552           920           1,208           4,735          4,760
Consumer loans                    13,111          7,505        27,120          47,529          40,231         55,034
                                  -------      ----------   ----------    -----------      ----------     -----------

Total                           $ 26,020       $ 14,695      $348,642        $728,785        $374,662      $ 743,480
                                  =======     ===========   ==========    ===========      ==========     ===========


     One- to Four-Family First Mortgage Loans. At September 30, 1997, first mortgage loans (including construction loans) secured by one-to four-family homes comprised 81.6% of Eagle's portfolio, before net items. From time to time Eagle has experienced more rapid loan prepayments, primarily during periods of, and as a result of, a rapid decline in mortgage interest rates.

     Federally chartered institutions, such as Eagle Bank, have substantial flexibility in structuring the terms of mortgage loans to adjust to changes in interest rates. Federal regulations permit mortgage loans to be written for varying maturities and at adjustable and fixed interest rates. See "Lending Activities -- Purchase and Sale of Loans and Loan Servicing."

     Eagle currently offers a variety of adjustable rate loans including a one-year adjustable rate loan with a limit on the maximum change per interest rate adjustment of 2% and several adjustable loans that have fixed rates for an initial period, from 3 to 7 years, and adjust annually thereafter with a maximum interest rate change of 2% per year. In addition, Eagle's adjustable rate loans have limits on the total interest rate adjustments during the life of the loan ranging from 4.0% to 6.0% depending upon the initial rate and type of the loan. Interest rate adjustments currently are based on changes in the rates on comparable maturity U.S. Treasury securities. There are no prepayment penalties for any of these adjustable rate loans. Origination fees ranging from no fees to 2% of the loan amount are charged on such loans.

     Although adjustable rate mortgage loans allow Eagle to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest-sensitivity is limited by the interest rate "caps" contained in adjustable-rate loans. The terms of such loans may also increase the likelihood of delinquencies in periods of high interest rates, particularly if such loans are originated at discounted interest rates. Under regulations adopted by the Federal Reserve Board, although no specifi interest rate limit is set, lenders are required to impose interest rate caps on all adjustable-rate mortgage loans and all dwelling-secured consumer loans, including home equity loans, which provide for interest rate adjustments.

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

     Multi-family and Commercial Mortgage Loans. Eagle also makes loans secured by mortgages on multi-family and commercial properties. At September 30, 1997, multi-family loans totaled $15.9 million, or 1.4% of the gross loan portfolio, and commercial real estate loans totaled $60.8 million, or 5.3% of gross loans. Eagle also had $3.2 million of commercial construction loans outstanding of September 30, 1997. Multi-family loans generally are originated on a one-year, adjustable rate basis. Commercial real estate loans, secured by properties such as office buildings, are a mix of one-year or three-year adjustable rate loans or fixed rate loans, and the interest rates and fees are often negotiated with the borrower.

     Loans secured by commercial and multi-family properties can involve greater risks than single-family residential mortgage lending. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy generally than is the case with one- to four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. Eagle seeks to limit these risks in a variety of ways, including, among others, limiting the size of its commercial and multi-family real estate loans, generally requiring a personal guaranty from the borrower, limiting such loans t a lower maximum loan-to-value ratio and generally lending on the security of property located within its market areas. On a combined basis at September 30, 1997, multi-family, commercial construction and commercial real estate loans comprised 7.0% of the total loan portfolio, before net items, compared to 6.3% at September 30, 1996.

     Construction Loans. Eagle makes a limited number of construction loans to individuals and, to a lesser extent, to professional builders who wish to construct one-to four-family residential properties, either as a primary residence or for investment or resale. The construction loans made by Eagle are typically construction/permanent loans that automatically convert to a permanent first mortgage loan at the end of the construction phase. At September 30, 1997, construction loans totaled $17.1 million or 1.5% of the total loan portfolio of Eagle, before net items, compared to $16.0 million or 1.4% at September 30, 1996.

     Consumer Loans. At September 30, 1997, the consumer loan portfolio of Eagle included loans secured by deposit accounts, home equity lines of credit, second mortgages, education, personal and automobile loans and totaled $101.2 million, or 8.9% of the total loan portfolio of Eagle before net items. The home equity loans and second mortgage loans are secured by the equity in a borrower's home.

     Loan Originations. Residential loan originations principally come from three separate sources. Originations generated through the retail branch network account for approximately 30% of total originations. Traditional mortgage originators that cover the Bank's market area account for approximately 40% of total originations. In addition, Eagle also obtains approximately 30% of total originations through agreements with independent mortgage brokers in Connecticut. Multi-family and commercial loan originations are currently obtained primarily from direct contacts with Eagle. Eagle seeks to attract consumer loans by direct advertising and solicitation of its customers.

     Loan originations (excluding purchased loans and participations) were $236.7 million for the year ended September 30, 1997 compared to $303.1 million in fiscal 1996. Residential mortgage loan originations accounted for $151.2 million of the total originations in fiscal 1997. Of the total, $16.9 million or 11.2%, represented originations of fixed rate residential mortgage loans with the remaining $134.3 million representing a variety of adjustable rate residential loan products. The composition of originations marked a continuation of what occurred during the second half of fiscal 1996 when the origination of fixed rate loans dropped off significantly. This origination activity results from an interest rate environment which has been prevalent for a majority of fiscal 1997 that has reduced the incentive for fixed rate mortgage loans.

     The largest category of adjustable rate mortgage originations for the year ended September 30, 1997 was 5-1 year product totaling $62.2 million. A 5-1 year mortgage loan has a fixed interest rate for the initial five years of the term, after which it converts to a one year adjustable rate loan. This was the most popular adjustable rate product for the second consecutive fiscal year. Originations of 3-1 year and 1 year adjustable rate mortgage products totaled $47.2 million and $19.6 million, respectively, for the year ended September 30, 1997.

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

     Eagle issues 30 to 90-day commitments to prospective borrowers to make loans subject to various conditions. Loan commitments generally are issued for long-term loans to finance residential properties and for construction and combined construction/permanent loans secured by multi-family residential and commercial properties. With respect to adjustable rate, single-family residential loans, it is the practice of Eagle to make commitments to lend at the rate of interest and the loan origination fee quoted to the borrower at the time of application. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends on market conditions. At September 30, 1997 and 1996, loan commitments of $103.4 million and $81.7 million, respectively, were outstanding. These amounts include approximately $39.5 million and $38.6 million, respectively, in unadvanced home equity credit lines.

     Eagle encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like Eagle Bank, since environmental contamination may render the security property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which Eagle Bank lends include comments on environmental influences and conditions. Eagle attempts to control its exposure to environmental risks with respect to loans secured by larger properties by training its underwriters to recognize the signs of environmental problems when they inspect properties; by requiring borrowers to represent and warrant that properties securing loans do not contain hazardous waste, asbestos or other such substances; by requiring borrowers to indemnify the lending bank, with personal recourse, against environmental losses and by obtaining environmental reviews and tests on all loans secured by nonresidential properties. No assurance can be given, however, that the value of properties securing loans in Eagle's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase Eagle's exposure to liability for environmental cleanup.

     Purchase and Sale of Loans and Loan Servicing. From time to time Eagle may purchase mortgage loans and loan participations secured by properties outside of Connecticut, however no significant activity has occurred in several years. Eagle purchased $3.3 million, $36.1 million and $8.1 million during the years ended September 30, 1997, 1996 and 1995, respectively, of loans secured by properties in Connecticut.

     In addition to servicing its own loans, Eagle services loans owned by others, which loans had a balance at September 30, 1997, 1996 and 1995 of $246.5 million, $261.4 million and $256.1 million, respectively. Servicing fees have not historically been a significant source of income for Eagle but will become an area of focus for increasing revenue in the future.

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

     During fiscal 1996, Eagle changed its approach to holding fixed rate residential mortgage loans currently being originated in order to better manage the interest rate risk inherent in the balance sheet. Prior to 1996, Eagle retained all fixed rate originations in portfolio, contributing to the Bank's level of interest rate risk in rising rate environments. In order to eliminate placing additional risk on the balance sheet, Eagle began identifying the majority of its newly originated fixed rate residential mortgage loans as held for sale and then selling the loans into the secondary market. This strategy, along with the securitization of certain fixed rate mortgage loans in fiscal 1995 and resultant sale of the securities created, has improved and should continue to improve Eagle's ability to manage its interest rate risk. The servicing created should also increase other income in the future.

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

     For the year ended September 30, 1996, Eagle sold or securitized a total of $35.6 million in mortgage loans and transferred $21.9 million of mortgage loans originally classified as held for sale back into the portfolio. The mortgage loans were transferred at their estimated market value at the date of transfer and the transfer was primarily the result of the determination that the mortgage loans, after initially being identified as held for sale, were not underwritten to secondary market standards. As a result of the mortgage banking activities, Eagle recorded a loss of $1.5 million for the year ended September 30, 1996. The loss is principally the result of a decline in the market value of the loans in the second quarter of fiscal 1996.

     Eagle has continued this approach with its fixed rate mortgage loan originations and sold $13.7 million during fiscal 1997. The mortgage banking activities resulted in a gain for the year ended September 30, 1997 of $124,000.

     The table below shows Eagle's mortgage loan activities for the periods indicated.


                                                                                Years Ended September 30,
                                                            -----------------------------------------------------
                                                                 1997                  1996                  1995
                                                            --------------        --------------        --------------
                                                                                  (In thousands)
MORTGAGE LOAN ORIGINATIONS AND PURCHASES:
  Loan originations:
    Permanent:
     1-4 family units                                       $     100,089         $     169,985         $     98,704
     Multi-family units                                               580                    43                  729
     Commercial real estate                                        10,685                11,961                2,780
     Land                                                           5,082                 4,546                2,502
                                                            --------------        --------------        --------------
     Total permanent loans                                        116,436               186,535              104,715
                                                            --------------        --------------        --------------
    Refinancing*                                                   16,056                23,748               23,806
                                                            --------------        --------------        --------------
    Construction:
      1-4 family units                                             34,509                35,019               28,980
      Commercial                                                    7,965                     -                    -
                                                            --------------        --------------        --------------
        Total construction loans                                   42,474                35,019               28,980
                                                            --------------        --------------        --------------
       Total mortgage loan originations                           174,966               245,302              157,501
                                                            --------------        --------------        --------------
  Loan purchases:
    Participations                                                      -                     -                  130
    Whole loans                                                     3,263                36,142                7,932
    Loans purchased through acquisition                                 -                22,233                    -
                                                            --------------        --------------        --------------
      Total loan purchases                                          3,263                58,375                8,062
                                                            --------------        --------------        --------------
      Total mortgage loan originations and purchases              178,229               303,677              165,563
                                                            --------------        --------------        --------------
MORTGAGE LOAN SALES, SECURITIZATION AND PRINCIPAL
   REPAYMENTS:
    Loan sales                                                     28,106                27,532                1,059
    Loan securitization                                                 -                16,971              154,194
    Principal repayments                                          132,119               145,072              113,577
                                                            --------------        --------------        --------------
    Total mortgage loan sales, securitization and
      principal repayments                                        160,225               189,575              268,830
                                                            --------------        --------------        --------------
Increase (decrease) in mortgage loans receivable
     (before net items)                                     $      18,004         $     114,102         $   (103,267)
                                                            ==============        ==============        ==============

* Consists of loans originated in connection with the refinancing of existing loans from Eagle. The corresponding pay-off of the original loan is included in the table under "principal repayments."

The table below shows Eagle's non-mortgage commercial loan activities for the periods indicated.

                                                             Years Ended September 30,
                                              ------------------------------------------------------
                                                   1997                 1996                 1995
                                              -------------        --------------       ------------
                                                                  (in thousands)
LOAN ORIGINATIONS AND PURCHASES
  Loan originations                           $     22,434         $     14,291         $     4,150
  Loans purchased through acquisition                    -                2,025                   -
                                              -------------        --------------       ------------
  Total loan originations & purchases               22,434               16,316               4,150
                                              -------------        --------------       ------------

LOAN SALES AND PRINCIPAL REPAYMENTS
  Principal repayments                               9,124                9,571               3,776
  Loan sales                                         3,356                    -                   -
                                              -------------        --------------       ------------
  Total loan sales & principal repayments           12,480                9,571               3,776
                                              -------------        --------------       ------------

Increase in commercial loans                  $      9,954         $      6,745         $       374
                                              =============        ==============       ============

     The following table shows the consumer loan activities of Eagle for the periods indicated.

                                                                  Years Ended September 30,
                                               ----------------------------------------------------------
                                                    1997                  1996                  1995
                                               --------------        --------------       ---------------
                                                                    (In thousands)
LOAN ORIGINATIONS AND PURCHASES:
  Secured by deposits                         $      3,329          $      3,317          $     4,565
  Home improvement                                     101                   249                  283
  Home equity                                       27,754                19,473               10,331
  Automobile and personal                            8,082                 6,906                6,718
                                               --------------        --------------       ---------------
    Total originations                              39,266                29,945               21,897
  Loan purchases through acquisition                     -                13,169                    -
                                               --------------        --------------       ---------------
    Total loan originations and purchases           39,266                43,114               21,897
                                               --------------        --------------       ---------------

LOAN SALES AND PRINCIPAL REPAYMENTS:
  Principal repayments                              34,911                36,696               23,212
  Loan sales                                             -                   999                    -
                                               --------------        --------------       ---------------
  Total loan sales and principal
    repayments                                      34,911                37,695               23,212
                                               --------------        --------------       ---------------

Increase (decrease) in consumer loans         $      4,355          $      5,419          $    (1,315)
                                               ==============        ==============       ===============

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

     Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan's yield. This amount is generally amortized over the contractual life of the related loans. At September 30, 1997, Eagle had deferred net loan fees of $1.1 million.

     Usury Limitations. Federal legislation first enacted in 1980 has preempted all state usury laws concerning residential first mortgage loans unless the state legislature acted to override the preemption by April 1, 1983. The Connecticut State Legislature did not act to override the federal preemption. Connecticut law imposes no ceiling on interest rates on the types of loans originated by the Bank.

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

     At September 30, 1997, the Company's total non-performing assets, including non-performing (or non-accrual) loans and real estate owned, was $8.2 million, or 0.39% of total assets. This compares to non-performing assets of $17.3 million, or 0.98% of total assets, at September 30, 1996 and $19.6 million, or 1.23% of total assets, at September 30, 1995.

     The following table sets forth information regarding Eagle's non-performing assets at the dates indicated.

                                                                 September 30,
                                              ----------------------------------------------------
                                               1997       1996       1995       1994       1993
                                             -------    -------    -------    -------    -------
                                                                (in thousands)
Non-performing Loans:
  Mortgage loans:
    One-to-four family residential           $ 2,989    $ 8,508    $10,973    $ 9,545    $ 6,858
    Multi-family and commercial                  638      1,730      1,012      1,277        196
  Non-mortgage commercial loans                   28        400        216        219          2
  Home equity lines of credit and
    second mortgages                             815      1,185      1,310      1,487        962
  Other consumer loans                             8         47         20         17         18
Real estate owned                              3,754      5,384      6,105     10,016      9,680
                                             -------    -------    -------    -------    -------
Total                                        $ 8,232    $17,254    $19,636    $22,561    $17,716
                                             =======    =======    =======    =======    =======
Impaired loans:
  Performing                                 $ 2,917    $ 4,799    $    --    $    --    $    --
  Non-performing                                 433      6,134         --         --         --
                                             =======    =======    =======    =======    =======
  Non-performing assets to loans
   receivable, gross and real estate owned      0.72%      1.55%      1.99%      2.06%      2.11%
  Non-performing assets to total assets         0.39%      0.98%      1.23%      1.57%      1.73%

     Non-performing loans decreased $9.0 million, or 52.3%, from September 30, 1996 to September 30, 1997. This decrease is primarily attributable to the sale of $17.7 million of troubled loans, including $9.7 million of non-performing loans, during fiscal 1997. In this context, troubled loans are considered to be either non-performing loans, other delinquent loans or loans with poor or inconsistent payment histories. The remaining troubled loans include $4.6 million of loans delinquent between 30-90 days and $3.4 million of loans with a current payment status.

     As a result of managing non-performing loans, management expects a number of the non-performing loans to become real estate owned. The overall level of real estate owned will depend on the number of loans which can be resolved prior to foreclosure and the ability of Eagle to sell properties which it owns. The Company strives to aggressively market properties and has been able to reduce the level of real estate owned by approximately 61% since September 30, 1993.

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

     In addition to non-performing loans, Eagle has $2.4 million of loans at September 30, 1997 which were classified as restructured loans. Restructured loans are the result of term modifications with borrowers that meet the following criteria; loan terms, particularly interest rate, that are consistent with those terms on newly originated loans, standard underwriting criteria such as income guidelines and loan-to-value ratios and consistent, on-time monthly payments. Based on the borrowers meeting the above criteria, management considers it appropriate to continue the accrual of interest on these loans. The majority of these borrowers have had short-term financial difficulties and do not represent chronically delinquent or slow-paying customers. During 1997, Eagle restructured loans totaling $3.7 million.

     Beginning in 1996, Eagle began reporting impaired loans in accordance with the requirements of SFAS No. 114. Loans are considered impaired when management has concluded that it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All amounts due include both principal and interest. In addition all restructured loans that have been modified have been classified as impaired. At September 30, 1997, impaired loans totaled $3.4 million, $2.9 million of which were classified as performing and $433,000 million of which were classified as non-performing. Performing and non-performing impaired loans were $4.8 million and $6.1 million, respectively, at September 30, 1996 totaling $10.9 million. The decrease in impaired loans from 1996 to 1997 is a result of the troubled loan sale. The non-performing impaired loans are included in total non-performing loans.

     At September 30, 1997, the Company's non-performing assets are predominately residential in nature with $5.6 million secured by one-to-four residential properties, including $815,000 of non-performing home equity loans, and $1.8 million secured by multi-family, land or commercial real estate properties.

     ALLOWANCE FOR LOAN LOSSES

     At September 30, 1997, Eagle's allowance for loan losses totaled $9.8 million, compared to $10.5 million at September 30, 1996, and $9.6 million at September 30, 1995. Eagle added $9.0 million in provisions for loan losses to the allowance during fiscal 1997 compared to provisions of $3.3 million and $4.1 million during the years ended September 30, 1996 and 1995, respectively. The provision for loan losses of $9.0 million for the year ended September 30, 1997 includes $2.7 million related to the merger with MidConn that was recorded in order to consistently apply Eagle's loan loss allowance calculation methodology to the MidConn loan portfolio and $3.4 million taken in order to complete the sale of troubled loans.

     The following is a summary of activity in the allowance for loan losses for the periods indicated.

                                                                         Years Ended September 30,
                                                 -------------------------------------------------------------
                                                   1997         1996         1995         1994         1993
                                                 --------     --------     --------     --------     --------
                                                                           (in thousands)
Balance at beginning of period                   $ 10,507     $  9,611     $ 10,305     $  6,143     $  5,139

Charge-offs:
  One-to-four family mortgage loans                (6,007)      (3,179)      (3,247)      (1,477)        (352)
  Multi-family, commercial and
    land development loans                         (2,794)        (866)      (1,348)        (770)        (526)
  Consumer and home equity loans                   (1,077)        (295)        (366)         (76)        (168)
                                                 --------     --------     --------     --------     --------
                                                   (9,878)      (4,340)      (4,961)      (2,323)      (1,046)
                                                 --------     --------     --------     --------     --------
Recoveries:
  One-to-four family mortgage loans                   136           91           94          109          224
  Multi-family, commercial and land
    development loans                                   1            5           34            3            8
  Consumer and home equity loans                       21            3            1            5           14
                                                 --------     --------     --------     --------     --------
                                                      158           99          129          117          246
                                                 --------     --------     --------     --------     --------
    Net charge-offs                                (9,720)      (4,241)      (4,832)      (2,206)        (800)

Allowance associated with purchases                     -        1,871            -        4,828            -
Provision for loan losses                           8,978        3,266        4,138        1,540        1,804
                                                 --------     --------     --------     --------     --------
Balance at end of period                         $  9,765     $ 10,507     $  9,611     $ 10,305     $  6,143
                                                 ========     ========     ========     ========     ========
Ratio of net charge-offs to
average loans outstanding, net                       0.86%        0.41%        0.44%        0.24%        0.10%

     At September 30, 1997, Eagle had $9.8 million in loan loss reserves established for commercial real estate mortgage loans, residential mortgage loans, commercial loans and consumer loans. This reserve is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance at a particular time is based on an evaluation of the portfolio, past loan loss experience, then-current economic conditions, volume growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

     Management monitors the adequacy of the allowance for loan losses and periodically makes additions in the form of provisions for loan losses based upon an ongoing assessment of the loan portfolio. These provisions are based on an evaluation of the loan portfolio, past loan loss experience, current market and economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The provisions are computed quarterly based on a review of the loan portfolio. The additional $1.9 million in 1996 and $4.8 million in 1994 of allowance for loan losses that were recorded as part of the Fleet/Shawmut and Bank of Hartford and The Federal Savings Bank transactions, respectively, were based on management's evaluation of the loans acquired in these transactions. Such evaluation included an analysis of the loss of all delinquent loans as well as the risk of the remaining loans acquired. The additional allowances were accounted for as purchase accounting adjustments to the premiums paid by Eagle in the Fleet/Shawmut, Bank of Hartford and The Federal Savings Bank transactions.

     The following table presents an allocation of Eagle's allowance for loan losses by loan category and presents the percent of each loan category to the total loan portfolio at the dates indicated.

                                                               September 30,
                                           ---------------------------------------------------
                                              1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                               (in thousands)
Balance at end of period applicable to:
  One-to-four family mortgage loans        $ 4,713    $ 5,689    $ 6,873    $ 7,464    $ 4,991
                                              81.6%      83.1%      84.7%      87.8%      87.1%
  Multi-family, commercial real estate
  and land development loans               $ 2,448    $ 3,311    $ 1,185    $ 1,010    $   602
                                               7.9%       7.3%       5.7%       3.4%       3.9%
  Consumer and home equity loans           $ 1,319    $ 1,235    $   901    $ 1,287    $   285
                                               8.9%       8.7%       9.3%       8.6%       8.6%
  Non-mortgage commercial loans            $   628    $   142    $   113    $    25    $    30
                                               1.7%       0.9%       0.3%       0.2%       0.4%
  Unallocated                              $   657    $   130    $   539    $   519    $   235
                                           -------    -------    -------    -------    -------

Total allowance for loan losses            $ 9,765    $10,507    $ 9,611    $10,305    $ 6,143
                                           =======    =======    =======    =======    =======

     The ratio of allowance for loan losses to non-performing loans was 218%, 89%, and 71% at September 30, 1997, 1996 and 1995, respectively. This coverage ratio will vary from time to time based upon the composition of, and management's analysis of, the risk elements in the loan portfolio, as well as the composition of problem loans. The allowance for loan losses is not based on a percentage of non-performing loans, but on the total portfolio classified by risk group plus estimated losses on individual problem loans. The increase in 1997 in the ratio of allowance for loan losses to non-performing loans is due primarily to the reduction in non-performing loans caused by the sale of troubled loans during the year.

     The following table sets forth the amount of accruing loans delinquent 60-89 days, the amount of non-accrual loans, the balance of the Company's allowance for loan losses and the coverage ratio of such allowance to the total of loans at the dates indicated.

                                                Years Ended September 30,
                                             ------------------------------
                                               1997       1996       1995
                                             -------    -------    -------
                                                     (in thousands)

Accruing loans delinquent 60-89 days         $   604    $ 5,177    $ 5,379
                                             -------    -------    -------
Nonaccrual loans                               4,478     11,870     13,531
                                             -------    -------    -------
    Total                                    $ 5,082    $17,047    $18,910
                                             =======    =======    =======
Allowance for Loan losses                    $ 9,765    $10,507    $ 9,611
                                             =======    =======    =======
Coverage ratio                                 192.1%      61.6%      50.8%

     The decrease in accruing loans delinquent 60-89 days and non-accrual loans from September 30, 1996 to September 30, 1997 is principally the result of the sale of $17.7 million of troubled loans in 1997.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the examination. The OTS completed a regularly scheduled examination of the Bank during 1997 and no changes to the allowance for loan losses were required at that time.

     At September 30, 1997, Eagle had $22.4 million of potential problem loans with $4.6 million classified as special mention and $17.8 million classified as watch. Commercial real estate and land loans comprised $18.9 million of the total.

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

     Eagle, as a Delaware corporation, has authority to invest in any type of investment permitted under Delaware law. As a savings and loan holding company, however, Eagle's investments are subject to certain regulatory restrictions described under "Regulation -- Savings and Loan Holding Company Regulation." Eagle maintains an investment portfolio that provides not only a source of income but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities in these investment portfolios is dependent upon management's judgment from time to time as to the attractiveness of yields available on loans as compared to investment securities. Neither Eagle, nor Eagle Bank invest in below-investment grade corporate bonds and notes.

     The Company's total holdings of mortgage-backed and investment securities increased to $797.0 million at September 30, 1997 from $514.4 million at September 30, 1997. The Bank's portfolio is almost entirely made up of agency issued mortgage-backed securities and collateralized mortgage obligations which collectively total $742.5 million, or 93.2% of the total portfolio. This represents an increase from $460.2 million at September 30, 1996. Agency issued mortgage-backed securities increased to $282.2 million at September 30, 1997 from $237.7 million at September 30, 1996 while collateralized mortgage obligations increased from $222.5 million at September 30, 1996 to $460.3 million at September 30, 1997.

     The Company's security portfolio at September 30, 1997 was comprised primarily of mortgage-backed securities and collateralized mortgage obligations. Mortgage-backed securities are investments secured by pools of fixed rate or adjustable rate mortgage loans. Agency issued mortgage-backed securities represent 35.4% of the security portfolio with $139.9 million secured by pools of adjustable rate loans and $142.3 million secured by pools of fixed rate loans. The payments of interest and principa on such loans are passed through to the securities holders after deducting a servicing fee. The collateralized mortgage obligation portion of the investment portfolio, 57.8% of the total portfolio, contains no derivative investment securities such as interest only tranches, principal only tranches or strips. There were $140.7 million of adjustable or floating rate collateralized mortgage obligations outstanding at September 30, 1997. The mortgage-backed securities and collateralized mortgage obligations held by Eagle are subject to interest rate and prepayment risks customarily associated with such securities. The weighted average life of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities, depending upon the rate of prepayments. Borrowers on the underlying mortgages may have the right to prepay their loans with or without prepayment penalties. In a declining interest rate environment, more borrowers than would otherwise be anticipated may choose to prepay their loans in order to refinance the loans at lower rates. As a result, the actual yield on mortgage-backed securities may differ from the expected yields based upon prepayment experience.

During fiscal 1997, the Company substantially grew the investment portfolio through the purchase of both agency and private issue collaterilized mortgage obligations and, to a lesser extent, the purchase of agency issued mortgage-backed securities. This growth was done in order to utilize the proceeds received from the issuance of trust preferred capital securities as well as to increase Eagle's net interest income. These objectives were accomplished through the execution of two separate investment programs.

The first program, which was completed during the quarter ended June 30, 1997, involved the purchase of approximately $180 million of investment securities needed to cover the dividend cost related to the trust preferred capital securities. The investment securities, which were funded both with the proceeds of the trust preferred offering and borrowed money, consisted primarily of a combination of fixed and adjustable rate collateralized mortgage obligations and mortgage-backed securities. The borrowed money included long term floating rate advances and short term fixed rate advances.

The second growth program, which was completed during the quarter ended September 30, 1997, was implemented to add to the Company's net interest income. The assets purchased were primarily fixed rate collateralized mortgage obligations and mortgage-backed securities. The assets were funded using a combination of short term advances and a long term repurchase agreement. As part of the program, the Company also purchased an interest rate cap with a five year term to protect its funding costs in the event of rising rates.

     At September 30, 1997, the following details investments in any issuer where the aggregate book value exceeded 10% of Eagle's shareholder's equity.

                                                    Aggregate        Aggregate
                                                   Book Value       Market Value
                                                ---------------  ---------------
                                                         (in thousands)

FNMA                                            $   221,167       $  224,164
FHLMC                                               208,555          210,814
Residential Funding Mortgage Securities, Inc.        58,280           58,486
GNMA                                                 55,925           55,965
G.E.  Capital Mortgage Services, Inc.                46,411           46,966
Norwest Asset Securities Corporation                 33,365           34,097
Prudential Home Mortgage Securities                  30,723           30,641
PNC Mortgage Securities Corp.                        26,409           26,727
Structured Mortgage Asset Residential Trust          17,640           17,605
Countrywide Home Loans                               14,627           15,105
                                                -------------   --------------
                                                $   713,102       $  720,570
                                                =============   ==============

     All securities included above represent agency issued mortgage-backed securities, agency issued collateralized mortgage obligations or privately issued collateralized mortgage obligations.

     The following table sets forth the composition of Eagle's mortgage-backed and investment portfolio at the dates indicated.

                                                                                September 30,
                                        ------------------------------------------------------------------------------------
                                                 1997                         1996                          1995
                                        -----------------------      -------------------------     -------------------------
                                        Carrying       % of          Carrying         % of         Carrying         % of
                                         Value       Portfolio        Value         Portfolio       Value         Portfolio
                                        ----------   ----------      ----------    -----------     -----------    ----------
                                                                                (in thousands)
U.S. Treasury securities               $  13,016       1.6%          $  12,013        2.3%          $  16,447        3.4%
U.S. Government agency
  obligations                              8,019       1.0              24,956        4.8              36,927        7.6
Other bonds and notes                     17,945       2.2               6,539        1.3              19,680        4.1
Mutual fund and equity securities         14,081       1.8               8,555        1.7              39,560        8.2
Mortgage-backed securities:
  Agency                                 282,155      35.4             237,695       46.2             313,654       65.0
  Other                                    1,453       0.2               2,104        0.4               2,704        0.6
  Collateralized mortgage
     obligations                         460,335      57.8             222,509       43.3              53,698       11.1
                                        ----------   ----------      ----------    -----------     -----------    ----------
  Total carrying value of portfolio    $ 797,004       100%         $  514,371        100%         $  482,670        100%
                                         =========   ==========      ==========    ===========     ===========    ==========

  Total market value of portfolio      $ 797,004                    $  514,217                     $  484,197
                                        ==========                   ==========                     ==========

     The following table sets forth the maturities of Eagle's mortgage-backed and investment securities at September 30, 1997 and the weighted average yields of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are presented in accordance with date of final maturity without consideration of scheduled amortization or anticipated prepayments.

                            Within One Year    One to Five Years     Five to 10 Years     After 10 Years           Total
                                    Weighted             Weighted             Weighted            Weighted              Weighted
                                    Average              Average              Average             Average               Average
                          Amount     Yield      Amount    Yield     Amount     Yield    Amount     Yield      Amount     Yield
                         --------   --------   --------  --------  --------   -------- --------   --------   --------   --------
                                                                      (in thousands)
U.S. Treasury
  securities             $  7,508       5.55%  $  5,508   5.96%    $      -       -%   $      -       -%     $ 13,016   5.72%
U.S. Government
  agency obligations            -          -      2,019   7.34        6,000    7.41           -       -         8,019   7.39
Other bonds and
  notes                       878       6.96      2,315   7.06           52    8.82      14,700    5.36        17,945   5.66
Mortgage-backed
  securities:
    Agency                    323       7.00     19,536   6.66        7,273    7.22     255,023    7.59       282,155   7.52
    Other                       -          -          -      -            -       -       1,453    7.85         1,453   7.85
    Collateralized
      mortgage
      obligations               -          -        661   6.51            -       -     459,674    7.14       460,335   7.13
                         --------   --------   --------   ----     --------    ----    --------    ----      --------   ----
Total                    $  8,709       5.75%  $ 30,039   6.60%    $ 13,325    7.31%   $730,850    7.26%     $782,923   7.22%
                         ========   ========   ========   ====     ========    ====    ========    ====      ========   ====

     SOURCES OF FUNDS

     General. Deposits are the primary source of funds for use in the lending and investment activities of Eagle. In addition, funds are derived from loan payments (including interest, amortization of principal and prepayments), earnings on investments, amortization of investments, maturing investments and FHL Bank advances. Historically, Eagle has not relied on sales of loans and investment securities as sources of funds. Loan and investment repayments fluctuate significantly based on prevailing interest rates while deposit inflows and outflows are significantly influenced by prevailing interest rates on alternative products and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or on a longer term basis to support expanded lending or investing activities.

     Deposits decreased to $1.35 billion at September 30, 1997 from $1.37 billion at September 30, 1996, a decrease of $15.4 million, or 1.1%. Total borrowings increased by $289.6 million to $521.4 million at September 30, 1997. The increase in borrowings is principally a result of funding purchases of securities as part of Eagle's balance sheet management strategies.

     Deposit Activities. Eagle has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to five years. Deposits are primarily derived from the areas in which the offices of Eagle Bank are located. Eagle does not actively solicit deposits outside the State of Connecticut or use brokers to obtain deposits. Eagle does occasionally use premiums and promotions to attract deposits.

     The deregulation of various federal controls on insured deposits has allowed Eagle to be more competitive in the acquisition and retention of funds, but has also resulted in a more volatile cost of funds. Federal regulations no longer require Eagle to impose interest penalties for early withdrawal of deposits. However, to assist in maintaining the maturity and cost structure of their deposits, Eagle continues to impose such penalties. The deposit accounts offered by Eagle are reviewed on a systematic basis in order to determine whether such accounts continue to meet asset/liability management goals. Eagle attempts to control the flow of funds in its deposit accounts according to the need for funds and the cost of alternative sources of funds. The flow of funds is controlled primarily by the pricing of deposits, which is influenced to a large extent by competitive factors in the market area. Interest rates paid by Eagle generally are competitive with the rates offered by other institution in its primary market areas. Eagle has maintained a strong liquidity position and has generally maintained its deposit base, but has not actively competed for deposits when funds were available from other sources or when its existing funds were sufficient to meet their liquidity needs.

     The following table describes the deposit accounts offered by Eagle at September 30, 1997.




                                                    Minimum
                                  Minimum         Deposit to          Annual
                              Deposit to Open    Obtain Annual      Percentage
                                   Account     Percentage Yield       Yield
                              --------------   -----------------    ----------

Passbook                         $   10            $  100               2.00%
NOW                                  50               500                .25
Money market accounts             1,000             1,000               2.00

Market-rate certificates:
  31 day                          5,000             5,000               3.00
  91 day                            500               500               3.75
  Six month                         500               500               4.30
  Six month liquid                  500               500               5.00
  Seven month                       500               500               4.65
  Nine month                        500               500               4.65
  Nine month bump                   500               500               5.00
  Nine month liquid                 500               500               5.00
  One Year                          500               500               4.75
  One Year Bump                     500               500               5.30
  Fifteen month                     500               500               5.00
  Fifteen month bump                500               500               5.10
  Eighteen month                    500               500               5.10
  Two year                          500               500               5.05
  Two and one-half year             500               500               5.70
  Two and one-half year bump        500               500               6.00
  Three year                        500               500               5.40
  Three and one-half year           500               500               5.00
  Four year                         500               500               5.70
  Five year                         500               500               5.75

IRA certificates:
  Eighteen month variable rate       50                50               4.30
  Eighteen month fixed rate         500               500               5.10
  Four and one-half year
    (fixed rate)                    500               500               5.70

     Eagle prices its deposits to take advantage of opportunities for profitable investment of the funds through regular lending activities, and to a lesser amount to encourage deposits in longer term accounts. Annual percentage yields are primarily based on prevailing market conditions, the need for funds and the ability to pay.

     The following table sets forth the deposit flows for Eagle during the periods indicated.

                                                            Years Ended September 30,
                                                -----------------------------------------------
                                                   1997               1996              1995
                                                -----------       -----------      ------------
                                                                (In thousands)
Deposits acquired through acquisitions          $       -         $ 253,139        $       -
Deposits sold through dispositions                      -          (184,410)               -
Net withdrawals                                   (70,417)          (18,992)         (46,148)
                                                ---------         ---------        ---------
Net cash inflow (outflow)                         (70,417)           49,737          (46,148)
Interest credited                                  54,988            55,856           46,315
                                                ---------         ---------        ---------

Net increase (decrease) in deposits             $ (15,429)        $ 105,593        $     167
                                                =========         =========        =========

     The following table provides detail regarding the Bank's deposit accounts for the periods indicated.

                                                                 Years Ended September 30,
                                  -------------------------------------------------------------------------------------
                                             1997                         1996                         1995
                                  -------------------------     -------------------------   ---------------------------
                                      Average                       Average                     Average
                                      Amount         Rate           Amount         Rate         Amount         Rate
                                  ------------- -----------     ------------- -----------   ------------- -------------
                                                                    (In thousands)
Non interest-bearing
  demand accounts                 $ 53,416            -%          $ 49,155            -%         $ 38,593            -%
Interest-bearing
  demand  accounts                  94,688         1.11            101,626         0.99            93,016         1.00
Passbook accounts                  245,397         1.99            256,625         2.01           269,680         1.98
Money market accounts              111,360         2.31            120,129         2.61           143,881         2.60
Certificate accounts               858,986         5.40            832,222         5.53           710,957         5.11

     The following table sets forth the deposit accounts of Eagle in dollar amounts and as percentages of total deposits at the dates indicated.

                                                                         September 30,
                               ----------------------------------------------------------------------------------------------------
                                               1997                            1996                             1995
                               -------------------------------- --------------------------------  --------------------------------
                                Weighted                  % of   Weighted                  % of    Weighted                  % of
                                Average                 total    Average                 total     Average                 total
                                  Rate       Amount    deposits    Rate       Amount    deposits     Rate       Amount    deposits
                               ---------- ------------ -------- ---------- ------------ --------  ---------- ------------ --------
                                                                   (in thousands)
Balance by account type:
  Non-interest bearing           0.00%    $   52,970        3.9%   0.00%     $   41,435    3.0%    0.00%    $   43,089       3.4%
  Regular savings                1.98        233,267       17.2    2.00         250,718   18.3     1.99        252,559      20.0
  NOW accounts                   0.53        110,769        8.2    0.99         112,698    8.3     1.03         97,490       7.7
  Money market accounts          2.49        107,008        7.9    2.68         110,756    8.1     2.61        123,433       9.8
                                          ----------------------             ------------------             ---------------------
                                             504,014       37.2                 515,607   37.7                 516,571      40.9
                                          ----------------------             ------------------             ---------------------
Certificate accounts with
 original maturities of:
  Six months or less             4.65        149,411       11.0    4.69         124,073    9.1     4.68         96,374       7.6
  Over six months to one year    5.09        283,748       21.0    5.18         362,929   26.5     5.75        247,519      19.6
  Over one year to two year      5.33        142,173       10.5    5.54         111,024    8.1     5.53        159,393      12.6
  Over two years                 5.99        273,928       20.3    6.04         255,070   18.6     6.06        243,253      19.3
                                          ----------------------             ------------------             ---------------------

                                             849,260       62.8                 853,096   62.3                 746,539      59.1
                                          ----------------------             ------------------             ---------------------
                                          $1,353,274      100.0%             $1,368,703  100.0%             $1,263,110     100.0%
                                          ======================             ==================             =====================

     The following table presents, by various interest rate categories, the amounts of certificate accounts at Eagle as of the dates indicated.

                                                      September 30,
                                        ----------------------------------------

                                          1997            1996            1995
                                        --------        --------        --------
                                                     (in thousands)

Less than 4.01%                         $ 12,239        $ 21,397        $ 20,943
4.01 - 6.00%                             746,356         705,252         465,699
Greater than 6.01%                        90,665         126,447         259,897
                                        --------        --------        --------

                                        $849,260        $853,096        $746,539
                                        ========        ========        ========

     The following table sets forth the amount and remaining maturities by interest rate of time deposits at September 30, 1997.

                               Less Than   One to Three  After Three
                               One Year       Years         Years       Total
                               --------     --------     --------     --------
                                                (in thousands)

Less than 4.01%                $ 12,239     $      -     $      -     $ 12,239
4.01 - 6.00%                    575,199      162,728        8,429      746,356
Greater than 6.01%               24,047       64,109        2,509       90,665
                               --------     --------     --------     --------

    Total                      $611,485     $226,837     $ 10,938     $849,260
                               ========     ========     ========     ========

     Certain information regarding time deposit accounts at Eagle in amounts of $100,000 or more at September 30, 1997 is shown in the table below.

Total Time
Deposits of                      Over Three       Over Six Months
$100,000 or   Three Months or    Months through     through One                    % of Total
    more           Less          Six Months             Year      Over One Year    Deposits
----------   ----------------   ----------------   ------------   --------------   ---------
                             (in thousands)
$   69,329   $         13,665   $         22,064   $     10,521   $       23,079     5.1%

     Borrowings. The FHL Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. Members of the FHL Bank System are required to own capital stock in the FHL Bank. Members are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain creditworthiness standards have been met. See "Regulation -- Federal Home Loan Bank System." Under its current credit policies, the FHL Bank limits advances based on the value of a member's qualified collateral that has not been pledged to outside sources. Historically, Eagle Bank has not relied on FHL Bank advances and other borrowings to any significant extent as a source of funds, although in recent years the Bank has increased the utilization of advances as part of its balance sheet management strategies. At September 30, 1997, Eagle Bank had authority to borrow up to $919 million from the FHL Bank of Boston, and will continue to use this source of funds to take advantage of lending and investment opportunities. Outstanding FHL Bank advances at September 30, 1997 totaled $445.0 million compared to $217.0 million at September 30, 1996 and $83.2 million at September 30, 1995. The weighted average interest rate on FHL Bank advances outstanding at September 30, 1997, 1996 and 1995 was 5.78%, 5.63% and 5.90%, respectively.

     On a consolidated basis, Eagle had other borrowed money in the amount of $76.4 million at September 30, 1997 compared to $14.8 million at September 30, 1996. Repurchase agreements constitute 99.8% and 99% of the other borrowed money total at September 30, 1997 and 1996, respectively. The weighted average interest rate on other borrowed money at September 30, 1997, 1996, and 1995 was 6.01%, 5.21%, and 5.89%, respectively.

     ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     The Bank's earnings are largely dependent on its net interest income which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to reduce its exposure to changes in interest rates, or market risk, through active monitoring and management of its interest rate risk exposure.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.

     The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Bank's asset/liability structure to obtain the maximum yield-cost spread on that structure. The Bank relies primarily on its asset/liability structure to control interest rate risk.
However, a sudden and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

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

     The following table shows the estimated maturity/repricing structure of the interest sensitive assets and interest sensitive liabilities of Eagle at September 30, 1997:

                                                                               Repricing    Repricing    Repricing     Repricing
                                                                   Percent of  Within 0-3   Within 4-    Within 1-3      Over 3
                                                         Amount      Total       Months      12 Months      Years        Years
                                                      -----------  ----------  -----------  -----------  -----------  -----------
                                                                                (in thousands)
Interest-sensitive assets
  Loans receivable , net (a)                          $ 1,135,498        57.0% $   191,337  $   346,872  $   250,727  $   346,562
  Mortgage-backed securities                              736,150        36.9      215,390      129,551      131,691      259,518
  Investment securities (b)                                76,374         3.8       19,548        3,463        7,233       46,130
  Interest-bearing deposits                                46,600         2.3       46,600            -            -            -
                                                      -----------  ----------  -----------  ----------- -----------  -----------

Total interest sensitive assets                       $ 1,994,622       100.0%     472,875      479,886      389,651      652,210
                                                      ===========  ==========  -----------  -----------  -----------  -----------
Interest sensitive liabilities
  Passbook accounts                                   $   233,267        12.8%      12,109       28,605       65,424      127,129
  Certificate accounts                                    849,260        46.6      170,471      441,013      211,906       25,870
  NOW accounts                                            110,769         6.1        7,359       13,911       25,011       64,488
  Money market accounts                                   107,008         5.9       12,329       12,560       22,582       59,537
  FHLB advances                                           445,014        24.4      267,457       85,838       74,921       16,798
  Other borrowings                                         76,409         4.2       76,259            -            -          150
                                                      -----------  ----------  -----------  -----------  -----------  -----------
  Total interest sensitive liabilities                $ 1,821,727       100.0%     545,984      581,927      399,844      293,972
                                                      ===========  ==========  -----------  -----------  -----------  -----------
Periodic repricing difference (cumulative gap)                                 $   (73,109) $  (102,041) $   (10,193) $   358,238
                                                                               ===========  ===========  ===========  ===========
Cumulative repricing difference (cumulative gap)                               $   (73,109) $  (175,150) $  (185,343) $   172,895
                                                                               ===========  ===========  ===========  ===========
Cumulative gap to total assets                                                        (3.5%)       (8.4%)       (8.9%)        8.2%

----------------
(a) Loans are net of non-performing loans, undisbursed portion of loans due borrowers and unearned discounts and premiums.

(b) Investment securities include investment securities available for sale and FHL Bank stock.

The following assumptions were determined by management in order to prepare the gap table set forth above. Non-amortizing investment securities are shown in the period in which they contractually mature. Prepayment rates on loans, amortizing investment securities and mortgage-backed securities are based upon market consensus. Estimated decay rates on all deposit accounts are based primarily upon historical experience.

The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. For example, if all passbook deposits were assumed to reprice in one year or less, the Company's one-year cumulative gap to total assets would be negative 17.5%.

Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13 "Interest Rate Risk Exposure:
Guidelines on Director and Officer Responsibilities". Under this regulation, institutions are require to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined an instantaneous and sustained movements in interest rates in 100 basis point increments. Following are the estimated impacts of a parallel shift in interest rates at September 30, 1997, calculated in a manner consistent with the requirements of Thrift Bulletin No. 13:


                                                  Percentage Change In
                                        ----------------------------------------
       Change In Interest Rates           Net Interest           Market Value
           (In Basis Points)               Income (1)        Portfolio Equity(2)
-----------------------------------     ----------------    --------------------
                +200                         -2%                     -31%
                +100                          4%                     -14%
                -100                         -5%                       8%
                -200                         -4%                      16%

---------------
(1) The percentage change in this column represents Net Interest Income for 12 months in a stable interest rate environment versus the Net Interest Income in the various rate scenarios.

(2) The percentage change in this column represents Market Value Portfolio Equity of the Bank in a stable interest rate environment versus the Market Value Portfolio Equity in the various rate scenarios. The OTS defines Market Value Portfolio Equity as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cash inflows from existing off-balance sheet contracts.

     The following table shows the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 1997. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                        Expected Maturity Date at September 30, 1997 (1)
                                                                                                  There-      Total         Fair
                                    1998        1999         2000         2001       2002          after     Balance        Value
                                  ---------   ---------    ---------    --------   ---------    ---------    --------    -----------
INTEREST-SENSITIVE ASSETS:
Loans receivable:

Real estate mortgage              $152,221    $137,664     $120,069     $103,875   $  73,622    $430,139     $1,017,590   $1,013,324
  Average interest rate               7.84%       7.83%        7.67%        7.72%       7.68%       7.75%          7.76%

Consumer and non-mortgage
  commercial                        65,982      11,638        9,894        7,121       6,117      19,804        120,556      122,255
  Average interest rate               9.11%       9.21%        8.92%        9.01%       8.90%       8.22%          8.94%

Mortgage-backed securities         130,926     102,323       79,908       57,067      44,295     321,631        736,150      743,943
  Average interest rate               7.43%       7.30%        7.21%        7.20%       7.11%       7.27%          7.28%

Investment securities                8,389         325        6,986        2,000         505      35,399         53,604       53,061
  Average interest rate               5.70%       5.91%        6.32%        7.34%       6.00%       5.48%          5.70%

Interest-bearing deposits           46,600           -            -            -           -           -         46,600       46,600
  Average interest rate               5.25%          -            -            -           -           -           5.25%

Mortgage servicing assets              133         108           88           71          57         107            564          571
                                  --------    --------     --------     --------   ---------    --------     ----------   ----------

Total interest-sensitive assets   $404,251    $252,058     $216,945     $170,134   $ 124,596    $867,080     $1,975,084   $1,979,754
                                  ========    ========     ========     ========   =========    ========     ==========   ==========

INTEREST-SENSITIVE LIABILITIES:

Deposits:
  NOW                             $ 21,270    $ 13,528    $  11,483    $   9,747   $   8,274    $ 46,467     $  110,769   $  110,769
   Average interest rate               .53%        .53%         .53%         .53%        .53%        .53%           .53%

  Passbook                          40,714      36,095       29,329       23,831      19,364      83,934        233,267      233,267
    Average interest rate             1.48%       1.48%        1.48%        1.48%       1.48%       1.48%          1.48%

  Money-market                      19,205      12,129       10,453        9,009       7,765      48,447        107,008      107,008
    Average interest rate             2.49%       2.49%        2.49%        2.49%       2.49%       2.49%          2.49%

  Certificates                     611,484     131,816       80,090       14,932      10,651         287        849,260      850,532
    Average interest rate             5.14%       5.70%        6.21%        5.71%       5.86%       6.49%          5.34%

Borrowings:
  FHLB                             268,320      56,462       18,150        6,845       2,000      93,237        445,014      445,424
    Average interest rate             5.64%       5.77%        6.06%        6.66%       6.87%       6.07%          5.78%

  Other                              1,259           -            -       75,000         150           -         76,409       76,587
    Average interest rate             4.50%          -            -         6.04%       4.00%          -           6.01%
                                  --------    --------    ---------    ---------    --------    --------     ----------   ----------
Total interest-sensitive
 liabilities                      $962,252    $250,030    $ 149,505    $ 139,364    $ 48,204    $272,372     $1,821,727   $1,823,587
                                  ========    ========    =========    =========    ========    ========     ==========   ==========

-------------------
(1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on market consensus. For deposit liabilities, in accordance with standard industry practice and the Bank's own historical experience, "decay factors", used to estimate deposit runoff, have been applied. The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank's historical experience.

     SERVICE CORPORATION ACTIVITIES

     Federal regulations permit a federally chartered savings institution to invest an amount up to 2% of its assets in the stock, paid-in surplus, and unsecured obligations of subsidiary service corporations engaged in certain activities, and an additional 1% of its assets when the additional funds are used primarily for community or inner-city development or investment. In addition, federal regulations generally authorize such institutions which meet minimum regulatory capital requirements to invest up to 50% of regulatory capital in conforming first mortgage loans to service corporations. At September 30, 1997, Eagle Bank's direct investment (capital stock) in its service corporation, Eagle Service Corp., was $ 1,000. Eagle Service Corp. administers the securities brokerage and investment services made available to Eagle Bank's customers.

     EMPLOYEES

     At September 30, 1997, Eagle had 458 employees (including 101 part-time employees), all of whom are employed by Eagle Bank. None of these employees are represented by a collective bargaining group. Employee benefits for full-time employees include reimbursement of approved, business-related educational expenses, a pension plan, an ESOP, a 401K plan and life, health and disability insurance.

MARKET AREA AND COMPETITION

     The Bank is headquartered in Bristol, Connecticut and conducts business from four offices in Bristol, three offices in Hartford and Berlin, two offices in West Hartford and New Britain, and one office each in Bloomfield, Canton, Manchester, Newington, Plainville, Rocky Hill and Simsbury (all of which are in Hartford County), two offices in Torrington, one office each in Litchfield, Terryville and Winsted (all of which are in Litchfield County). The Bank also operates supermarket branch offices in Bloomfield, East Hartford, Glastonbury and Avon.

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

     The Bank faces substantial competition for deposits and loans throughout its market area. The primary factors stressed by the Bank in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, commercial banks and insurance companies.

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

REGULATION

GENERAL

     The  Company,  as a savings  and loan  holding  company,  and the  Bank,  a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. The Bank also is subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), See "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" as to the impact of certain laws, rules and regulations on the operations of the Company and the Bank. Set forth below is a description of certain recent regulatory developments.

     In September 1996, legislation (the "1996 legislation") was enacted to address the undercapitalization of the Savings Association Insurance Fund (the "SAIF"), of which the Bank is a member. As a result of the 1996 legislation, the Federal Deposit Insurance Corporation (the "FDIC") imposed a one-time special assessment of .657% on deposits insured by SAIF as of March 31, 1995. The Bank incurred a one-time charge of $5.4 million (before taxes) to pay for the special assessment based upon on its level of SAIF deposits as of March 31, 1995. After the SAIF was deemed to be recapitalized, the Bank's deposit insurance premiums to the SAIF were reduced as of September 30, 1996. The Bank expects that its future deposit insurance premiums will continue to be lower than the premiums it paid prior to the recapitalization.

     The 1996 legislation also contemplates the merger of the SAIF with the Bank Insurance Fund (the "BIF"), which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, to formally be known as the Depository Insurance Fund (the "DIF), to be formed no earlier than January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the formation of the DIF, however, no insured depository institution can be chartered as a savings association. Several proposals for abolishing the federal thrift charter were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury Department developed pursuant to requirements of the 1996 legislation. While no legislation was passed in 1997, it is anticipated that the issue will be taken up again by Congress in 1998. If legislation is passed abolishing the federal thrift charter, the Bank may be required to convert its federal charter to either a national bank charter, a new federal type of bank charter or to a state depository institution charter. Future legislation also may result in the Company becoming regulated at the holding company level by the Federal Reserve Board rather than by the OTS. Regulation by the Federal Reserve Board could subject the Company to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company and the Bank are unable to predict whether such legislation will be enacted.

     Various proposals were introduced in Congress in 1997 to permit the payment of interest on required reserve balances, and to permit savings institutions and other regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, the Company and the Bank are unable to predict whether such legislation will be enacted.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     Under the Home Owners Loan Act (the "HOLA"), the Director of the OTS has regulatory jurisdiction over savings and loan holding companies. Eagle, as a savings and loan holding company within the meaning of the HOLA, is subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

     As a unitary holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Eagle Bank continues to qualify as a qualified thrift lender
("QTL"). Eagle could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if Eagle fails to constitute a QTL or if Eagle subsequently becomes a multiple savings and loan holding company. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

SAVINGS INSTITUTION REGULATION

     General. As a federally chartered savings institution, the Bank is subject to supervision and regulation by the Director of the OTS and by the FDIC in its capacity as administrator of the SAIF. Under OTS regulations, the Bank is required to obtain audits by an independent accountant and to be examined periodically by the Director of the OTS. Examinations must be conducted no less frequently than every 12 months. The Bank is subject to assessments by the OTS and FDIC to cover the costs of such examinations. The OTS may revalue assets of the Bank, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. See "Regulation - Savings Institution Regulation - Safet and Soundness Guidelines." See "Regulation - Savings Institution Regulation - Insurance of Deposits".

     Capital Requirements. The Bank is subject to the capital adequacy regulations adopted by the OTS. The Bank's ability to pay dividends to the Company and expand its business can be restricted if its capital falls below levels established by the OTS. Pursuant to OTS regulations, savings associations are required to maintain (i) "leverage capital" in an amount not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total assets, and (iii) risk-based capital equal to 8.00% of risk-weighted assets. The capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks.

     The following is a reconciliation of the Bank's equity capital under GAAP to regulatory capital at September 30, 1997.

                                                                                                         Tier 1        Total
                                                                                                         Risk-         Risk-
                                                                             Core        Tangible        based         based
                                                                           ---------     ---------     ---------     ---------
                                                                                               (in thousands)

GAAP Capital                                                               $ 190,648     $ 190,648     $ 190,648     $ 190,648
Less:  Goodwill and other intangible assets                                  (29,504)      (29,504)      (29,504)      (29,504)
Less:  Excess qualifying purchased mortgage loan servicing                       (57)          (57)          (57)          (57)
Less:  Unrealized gain in certain available for sale securities(4,537)        (4,537)       (4,537)       (4,537)       (4,537)
Add:  General loan and lease valuation allowances                                  -             -             -         9,118
                                                                           ---------     ---------     ---------     ---------
Regulatory capital                                                         $ 156,550     $ 156,550     $ 156,550     $ 165,668
                                                                           =========     =========     =========     =========

     The Bank's equity capital under GAAP indicated above exceeds the Company's shareholders' equity reported on the consolidated balance sheet at September 30, 1997 due to the proceeds received by Eagle from the issuance of the trust preferred securities having been invested by the Holding Company in the Bank. The resulting invested funds qualify for treatment as capital at the Bank level.

     Prompt Corrective Action. The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and to take prompt corrective action with respect to insured institutions which fall below minimum capital standards. The degree of regulatory intervention mandated by federal legislation is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. Any company that controls an under capitalized institution must, in connection with the submission of a capital restoration plan by the savings institution, guarantee that the institution will comply with the plan and provide appropriate assurances of performance. As of September 30, 1997, the Bank was deemed to be well-capitalized. See "Regulation - Savings Institution Regulation - Insurance of Deposits."

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

     Qualified Thrift Lender Requirement. The Bank must maintain its status as a "qualified thrift lender" ("QTL") in order to exercise the powers granted to federally chartered savings institutions and maintain full access to FHL Bank advances. The Bank will remain a QTL if its qualified thrift investments continue to equal or exceed 65% of the savings association's portfolio assets on a monthly average basis in 9 out of every 12 months, as defined by HOLA and the rules and regulations of the OTS. At September 30, 1997, qualified thrift investments as a percentage of portfolio assets for the Bank was 94.2%. The qualified thrift investments of the Bank equaled or exceeded 65% of its portfolio assets on a monthly average basis for at least 9 months during the fiscal year ended September 30, 1997.

     The failure to maintain QTL status would require that the Bank convert to a bank charter and will result in a limitation in future investments and activities including branching and payment of dividends. The Bank also would be required to repay all outstanding FHL Bank advances and dispose of or discontinue any preexisting investments or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

     Liquidity. Under applicable federal regulations, savings institutions are required to maintain sufficient liquidity to ensure their safe and sound operation. The OTS regulations specifically require that a savings institution maintain a minimum average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain mortgage-related securities and mortgage loans, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) in each calendar quarter equal to not less than a specified percentage of either the average daily balance of the savings institution's net withdrawable accounts plus short-term borrowings during the preceding quarter or the amount of the institution's net withdrawable accounts plus short-term borrowings at the end of the preceding calendar quarter. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. As of November 24, 1997, the OTS has lowered the liquidity requirements from 5% to 4%. At September 30, 1997, the Bank was in compliance with these liquidity requirements.

     Restrictions on Dividends and Other Capital Distributions. The Bank is subject to limitations on the extent to which it may pay dividends. Savings institution subsidiaries of holding companies generally are required to provide their OTS Regional Director with not less than 30 days' advance notice of any proposed declaration of a dividend on the institution's stock.

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

     Insurance of Deposits. Deposits in the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC. Although the Bank is considered a SAIF-insured institution, as of September 30, 1997, approximately 46% of its deposits were BIF-insured.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank System consists of 12 regional FHL Banks, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHL Banks provide a central credit facility for member savings institutions. The Bank, as a member of the FHL Bank of Boston, is required to own shares of capital stock in that FHL Bank in an amount at least equal to 1% of the aggregate principal amount of their unpaid residential mortgage loans, home purchase contracts and simila obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHL Bank, whichever is greater. The Bank is in compliance with this requirement. The maximum amount which the FHL Bank of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHL Bank of Boston, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHL Bank advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Regulation -- Savings Institution Regulation -- Qualified Thrift Lender Requirement."

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1 1/2 years. At September 30, 1997, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     The Small Business Job Protection Act of 1996, signed into law on August 20, 1996, repealed the special thrift bad debt deduction provisions. This legislation eliminates the use of the percentage of taxable income method as a means of calculating deductions for bad debts, allows banks greater flexibility in diversifying their loan and investment portfolios and establishes requirements for the recapture of previously untaxed bad debt reserve accumulations.

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

     The  federal  income  tax  returns  for  the  Bank's  predecessor   savings
institutions have been examined and audited or closed without audit by the IRS for tax years through September 30, 1989.

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

     State. State income taxation is in accordance with the corporate income tax laws of Connecticut. As a thrift, the Bank is required to pay taxes equal to the larger of $250, 10.75% (scheduled to decrease in increments to 7.5% by 2001) of the year's taxable income (which, with certain exceptions, is equal to taxable income for federal purposes) or an amount equal to 4% for each year of the amount of interest or dividends credited by them on savings accounts of depositors or account holders during the taxable year preceding that in which the tax becomes due, provided that, in determining such amount, interest or dividends credited to the savings account of a depositor or account holder are deemed to be the lesser of the actual interest or dividends credited or the interest or dividend that would have been credited if it had been computed and credited at the rate of one-eighth of 1% per annum.

     Item 2. Properties

     Eagle's twenty-six traditional branch offices and four supermarket branch offices are located in Hartford and Litchfield counties. Automated teller machines ("ATM") are located in all twenty-six traditional offices and all four supermarket branches. Eagle also operates three free standing ATM locations. Eagle's ATM's participate in the "NYCE" ATM network which permits access to funds at approximately 13,200 locations and 57,000 "point-of-sale" terminals throughout the Northeast. Data processing services for Eagle are provided by Connecticut On-Line Computer Center, a data processing company jointly owned by a number of New England savings institutions including the Bank.

     The following table sets forth certain information concerning the business offices of Eagle at September 30, 1997.

                                          Percent                            Lease
                                          of Total        Owned or        Expiration         Lease Renewal
                                          Deposit          Leased            Date                Option
                                       -------------- -----------------  -------------- --------------------
Torrington Main
50 Litchfield Street
Torrington, CT                              8.6%            Owned              -                    -

East Main Street - Torrington
1180 East Main Street
Torrington, CT                              3.0%            Owned              -                    -

Litchfield
311 West Street
Litchfield, CT                              2.5%            Owned              -                    -

Canton
Canton Village Route 44
Canton, CT                                  2.5%           Leased             2001          One 5-year option

Winsted
Shops at Ledgebrook Plaza Route 44
Winsted, CT                                              Land Lease
                                            2.6%            Only              2006         Seven 5-year options

Bristol Main Office
222 Main Street
Bristol, CT                                11.6%            Owned              -                    -

Commons - Bristol
99 Farmington Avenue
Bristol, CT                                 2.5%           Leased             2004          No renewal option

Farms - Bristol
1235 Farmington Avenue                                   Land Lease
Bristol, CT                                 3.7%            Only              1998          One 5-year option

Forestville
785 Pine Street
Forestville, CT                             1.5%           Leased             2001          No renewal option

Terryville
123 Main Street
Plymouth, CT                                2.1%           Leased             1999          No renewal option

Hartford Main Office
108 Farmington Avenue
Hartford, CT                                3.3%            Owned              -                    -

Franklin Avenue - Hartford
324 Franklin Avenue
Hartford, CT                                4.2%            Owned              -                    -

                                          Percent                            Lease
                                          of Total        Owned or        Expiration         Lease Renewal
                                          Deposit          Leased            Date                Option
                                       -------------- -----------------  -------------- --------------------
State House Square - Hartford
50 State House Square
Hartford, CT                                4.1%           Leased             2002          One 5-year option

West Hartford
75 Park Road
West Hartford, CT                           4.9%            Owned              -                    -

Bishops Corner - West Hartford
774 North Main Street
West Hartford, CT                           3.4%           Leased             2012                  -

Rocky Hill
53 New Britain Avenue
Rocky Hill, CT                              6.2%           Leased             2000          One 5-year option

Manchester
Burr Corners
1147 Tolland Turnpike
Manchester, CT                              3.3%           Leased             2002          Two 5-year options

Bloomfield
782 Park Avenue
Bloomfield, CT                              6.0%           Leased             1998          No renewal option

Simsbury
530 Bushey Hill Road
Simsbury, CT                                3.8%           Leased             1999          Two 5-year options

Avon - Supermarket
Big Y, West Main Street
Avon, CT                                    0.3%           Leased             1999          No renewal option

Bloomfield - Supermarket
Super Stop & Shop
20-22 Mountain Avenue
Bloomfield, CT                              0.2%           Leased             1999          No renewal option

East Hartford - Supermarket
Big Y, 265 Ellington Road
East Hartford, CT                           0.3%           Leased             1999          No renewal option

Glastonbury - Supermarket
Super Stop & Shop
215 Glastonbury Boulevard
Glastonbury, CT                             0.3%           Leased             1999          No renewal option

                                          Percent                            Lease
                                          of Total        Owned or        Expiration         Lease Renewal
                                          Deposit          Leased            Date                Option
                                       -------------- -----------------  -------------- --------------------
Kensington Main
346 Main Street
Kensington, CT                              5.3%             Own               -                    -

Webster Mill
1 Webster Square Road
Berlin, CT                                  2.5%             Own               -                    -

Ferndale Plaza
51 Chamberlin Highway
Kensington, CT                              2.6%            Lease             2007          No renewal option

Plainville
63 East Main Street
Plainville, CT                              1.5%             Own               -                    -

Newington
1120 Main Street
Newington, CT                               2.5%             Own               -                    -

New Britain
747 Farmington Avenue
New Britain, CT                             1.6%            Lease             1998         Three 5-year options

Liberty Square
1 Liberty Square
New Britain, CT                             3.1%            Lease             2003          No renewal option

     The total net book value of properties owned and used for offices by Eagle at September 30, 1997 and the aggregate net book value of leasehold improvements on properties used for offices was $7.9 million.

     Item 3. Legal Proceedings

     As of September 30, 1997, there were no material pending legal proceedings to which Eagle, the Bank, Eagle Financial Capital Trust I, Eagle Funding Corp. or Eagle Service Corp. was a party or to which any of their property was subject.

     Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Eagle shareholders during the fourth quarter of the fiscal year ended September 30, 1997.

PART II

     Item 5.  Market  for  Registrant's  Common  Stock and  Related  Stockholder
Matters

Eagle Financial Corp. common stock is listed on the NASDAQ National Market System under the symbol "EGFC." As of September 30, 1997 there were 6,363,410 shares of common stock outstanding, including 47,373 shares held in treasury, and approximately 1,800 shareholders of record.

QUARTERLY STOCK QUOTATIONS AND STOCK INFORMATION


                                                                       Cash
                                                                       Dividends
Quarter                                                                Paid Per
Ended                             High               Low               Share (a)
-------------                     ----               ---               ---------
Dec. 31, 1993                 $   21.625         $   18.750         $   .173
Mar. 31, 1994                     20.625             19.125             .173
Jun. 30, 1994                     23.625             19.125             .173
Sep. 30, 1994                     23.625             19.875             .173
Dec. 31, 1994                     21.000             18.250             .191
Mar. 31, 1995                     21.250             17.750             .210
Jun. 30, 1995                     22.250             19.000             .210
Sep. 30, 1995                     24.250             21.250             .210
Dec. 31, 1995                     27.750             22.250             .230
Mar. 31, 1996                     26.250             22.750             .230
Jun. 30, 1996                     25.750             22.250             .230
Sep. 30, 1996                     27.250             23.750             .230
Dec. 31, 1996                     30.500             26.500             .230
Mar. 31, 1997                     30.750             28.250             .230
Jun. 30, 1997                     30.750             26.750             .230
Sep. 30, 1997                     40.250             30.750             .250

(a) All cash dividends paid have been adjusted retroactively to give effect to 10% stock dividend paid in March 1995.

     Item 6. Selected Financial Data

The following tables summarize the Company's financial condition, operating date and significant statistical data for the past five fiscal years:



FINANCIAL CONDITION DATA                                               AT SEPTEMBER 30,
(in thousands)                                    1997        1996(a)         1995         1994(b)         1993
-------------------------------------------  -------------  -----------  -------------  -------------  -------------
Total Assets                                  $2,091,096    $1,761,731    $1,596,165    $1,436,754      $1,022,121
Investment portfolio (c)                         122,431        96,686       168,114       182,374          91,102
Mortgage-backed securities                       743,943       462,308       370,056        85,684          62,837
Loans receivable, net                          1,128,381     1,094,656       970,124     1,072,743         821,994
Allowance for loan losses                          9,765        10,507         9,611        10,305           6,143
Deposits                                       1,353,274     1,368,703     1,263,110     1,262,943         891,495
FHLB advances and borrowed money                 521,423       231,828       165,617        54,821          26,252
Shareholders' equity                             144,906       135,992       126,211        99,708          92,525


OPERATING DATA                                                         FOR THE YEARS ENDED SEPTEMBER 30,
(in thousands, except for per share data)        1997          1996          1995         1994(b)          1993
-------------------------------------------  -------------  -----------  -------------  -------------  -------------
Net interest income                           $   59,125    $   53,081    $   53,315    $   41,488      $   35,643
Net income                                         7,315        15,493        12,046         9,548           7,727
Loan originations                                236,666       303,125       190,392       281,756         295,158
Cash dividends declared per share (e)               0.94          0.92          0.82          0.69            0.57
Net income per share: (e)
  Primary                                           1.13          2.44          1.94          1.84            1.53
  Fully diluted                                     1.12          2.42          1.92          1.83            1.52

SIGNIFICANT STATISTICAL DATA                     1997          1996          1995         1994(b)          1993
-------------------------------------------  -------------  -----------  -------------  -------------  -------------
For the period:
  Return on average assets                          0.39%         0.90%         0.80%         0.81%           0.77%
  Return on average shareholders' equity            5.25%        11.62%         9.98%         9.95%           8.68%
  Average interest rate spread                      2.88%         2.97%         3.44%         3.43%           3.42%
  Net interest margin                               3.28%         3.26%         3.71%         3.70%           3.69%
  Operating expenses to average assets              2.28%         2.23%         2.25%         2.36%           2.33%
  Operating expenses to average assets              2.18%         2.14%         2.16%         2.19%           2.06%
  (excluding real estate owned expense)
  Net interest income to operating expenses         1.37x         1.38x         1.56x         1.50x           1.52x
  Efficiency ratio                                    63%           51%           56%           57%             52%

AT END OF PERIOD:
  Shareholders' equity to total assets              6.93%         7.72%         7.91%         6.94%           9.05%
  Common shares outstanding
    (net of treasury) (d)                      6,316,037     6,199,029     6,093,446     4,758,004       4,669,079
  Book value per share (e)                    $    22.94    $    21.94    $    20.71    $    19.66      $    18.60
  Non-performing assets to total assets             0.39%         0.98%         1.23%         1.57%           1.73%
  Allowance for loan losses to non-
    performing loans                                 218%           89%           71%           82%             76%
  Tangible capital ratio                            7.59%         6.01%         6.87%         5.74%           8.75%

(a)  Fiscal  1996  data  reflects  the  impact  of  the   Fleet/Shawmut   branch
     acquisition and the sale of the Danbury area branches.

(b) Fiscal 1994 data reflects the impact of the government-assisted acquisition of the Bank of Hartford and the acquisition of The Federal Savings Bank.

(c)  Includes   interest-bearing   deposits,   Federal  funds  sold,  investment
     securities held to maturity, securities available for sale and FHL Bank stock.

(d) 1997, 1996, 1995, 1994 and 1993 common shares outstanding exclude 47,373, 47,373, 47,373, 43,066, and 43,066 shares, respectively, held in treasury at year end.

(e) All per share data for all periods and dates prior to September 30, 1995 have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on February 15, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
     OPERATIONS

GENERAL

Eagle Financial Corp. (the "Holding Company") is a unitary savings bank holding company and parent of Eagle Bank ("Eagle" or the "Bank")(collectively referred to as the "Company"). The Bank is a federally chartered savings bank headquartered in Bristol, Connecticut, which conducts business from 26 traditional branch offices and 4 supermarket branch offices located in Hartford and eastern Litchfield counties.

The Company has been an active acquirer of other financial institutions in recent years beginning with two government assisted acquisitions in the greater Danbury market in fiscal 1992 and the government assisted acquisition of the Bank of Hartford in fiscal 1994. A decision in 1996 to focus strategically on the greater Hartford market resulted in the purchase in January 1996 of five large branch offices in Hartford county, the simultaneous closing of two existing Eagle branches that were in close proximity to the newly acquired offices, and the sale in March 1996 of seven relatively small, geographically separate branch offices in northern Fairfield county. Later in fiscal 1996 Eagle added four supermarket branches and three off-site ATM's, all of which were located in Hartford and its suburbs, to its customer delivery system. The 1996 events substantially changed the landscape of the Company by creating a more efficient and geographically concentrated network of branches located in Hartford and eastern Litchfield counties.

Most recently in May 1997 Eagle added additional market share in Hartford county when it completed a merger with MidConn Bank, a financial institution with approximately $300 million of total deposits and ten branch offices located primarily in Hartford county. The transaction has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MidConn. Shortly after the MidConn merger, Eagle closed two of the purchased branches that were located near existing Eagle branches and sold a third MidConn branch that was small and outside Eagle's primary market area.

While the Company's primary business has historically been and will continue to be the origination of first mortgage loans on 1-4 family homes, Eagle has implemented strategies in the last several years that have put increased emphasis on originating commercial real estate and small business loans within its primary market area. The marketing of these loans has focused on the existing customer base, customers from recent branch and bank acquisitions, and new relationships within the Company's primary market area.

On October 27, 1997, the Company announced the signing of a definitive agreement to merge with and into Webster Financial Corp. ("Webster"). The merger would be accomplished by a stock for stock exchange based on a fixed exchange ratio of
0.84 shares of Webster common stock for each share of Eagle common stock. The transaction is subject to shareholder and regulatory approval and is expected to close during the quarter ended March 31, 1998. Webster has total assets of $6.8 billion, total deposits of $4.3 billion, total loan receivables of $3.7 billion and shareholders' equity of $363.6 million as of September 30, 1997. Webster conducts its business through 84 banking offices throughout Connecticut.

Eagle Financial Corp. had net income of $7.3 million, or $1.12 per share on a fully diluted basis, for the year ended September 30, 1997 compared to net income of $15.5 million, or $2.42 per share, in fiscal 1996. Results for both years were impacted by a number of unusual items. Fiscal 1996 results benefited from a large gain on the sale of branch offices in the Danbury market that more than offset a one-time Savings Association Insurance Fund ("SAIF") assessment and several other relatively large non-recurring charges. Results for 1997 were reduced by charges from a bulk sale of problem loans and one-time expenses relating to the merger with MidConn Bank.

The Company's earnings depend largely on its net interest income, which is the difference between the interest earned on its loan and investment portfolios versus the interest paid on its deposits and borrowed funds. Net interest income grew by $6.0 million, or 11.4%, in fiscal 1997 and has increased by approximately 14% on average over the past four fiscal years. Additional earnings are derived from a variety of financial services provided to customers and from income related to the servicing of loans sold.

As of September 30, 1997, the Company had total assets of $2.09 billion compared to $1.76 billion at the start of the fiscal year. Net growth in the loan portfolio for the year was $33.7 million, while the investment portfolio increased by $307.4 million during the year. The balance sheet growth was largely funded by borrowed money, which increased by $289.6 million.

Like any other company, advances and changes in available technology can significantly impact the business and operations of the Company. For example, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company is expending resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. The Company relies to a significant degree on a third party to process a majority of its financial transactions and, as a result, has been in close contact with this third party to monitor their progress in addressing this challenging problem. Such failures of the Company and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 1997 the Company completed a $50 million private placement of 10% capital securities due March 15, 2027. The securities were issued by the Holding Company's recently formed subsidiary, Eagle Financial Capital Trust I, and are fully and unconditionally guaranteed by the Holding Company. Proceeds from the issue were invested by Eagle Financial Capital Trust I in Junior Subordinated Debentures issued by the Holding Company and which represent the sole assets of Eagle Financial Capital Trust I. The Junior Subordinated Debentures have a principal amount of $50 million, bear interest at 10%, and mature on April 1, 2027. Net proceeds from the sale of debentures will be used for general corporate purposes, including capital contributions to the Bank. During the year ended September 30, 1997, the Holding Company contributed $44.5 million of the proceeds from the debentures to the Bank, as a capital infusion. The capital contribution served to increase the regulatory capital base of the Bank

The Bank's core capital ratio increased from 6.01% at September 30, 1996 to 7.59% at fiscal year end, reflecting the additional capital contributed by the Holding Company. The Bank continued to meet the regulatory definition of a "well capitalized" institution throughout the year.

As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to maintain liquid assets at 4% of its withdrawable deposits plus short-term borrowings. At September 30, 1997, the Bank was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements, having a ratio of 6.08%.

The Bank's principal sources of funds include deposits, loan payments (including interest, scheduled amortization of principal and prepayments), interest and amortization on investments and mortgage-backed securities, maturing investments, FHLB advances and other borrowed money. While scheduled loan amortization, maturing securities, and short-term investments are generally predictable sources of funds, loan and mortgage-backed securities prepayments are greatly influenced by interest rates. One of the risks in investing in mortgage-backed securities is the ability of such instruments to incur prepayments of principal prior to maturity at prepayment rates different than those estimated at the time of purchase. This generally occurs because of changes in market interest rates. For example, in periods of rising interest rates the level of prepayments on mortgage-backed securities and loans will typically decline.

Principal uses of funds include the origination of consumer and commercial loans, investments, payments of interest on deposits and borrowed money, and payments to meet operating expenses. At September

30, 1997, the Bank had approximately $103 million in loan commitments outstanding including $39.5 million in available home equity credit lines. It is expected that these and future loans will be funded primarily by deposits, loan repayments and sales, investment maturities and amortization, and borrowings. The Bank has the aggregate capacity to borrow up to $919 million in advances from the FHLB of Boston. At September 30, 1997, FHLB advances and borrowed money totaled $521 million versus $232 million at September 30, 1996. The additional borrowed money was used to fund the growth in loans and securities.

During fiscal 1997, the Company substantially grew the investment portfolio through the purchase of both agency and private issue collateralized mortgage obligations and, to a lesser extent, the purchase of agency issued mortgage-backed securities. This growth was done in order to utilize the proceeds received from the issuance of trust preferred capital securities as well as to increase Eagle's net interest income. These objectives were accomplished through the execution of two separate investment programs.

The first program, which was completed during the quarter ended June 30, 1997, involved the purchase of approximately $180 million of investment securities needed to cover the dividend cost related to the trust preferred capital securities. The investment securities, which were funded both with the proceeds of the trust preferred offering and borrowed money, consisted primarily of a combination of fixed and adjustable rate collateralized mortgage obligations and mortgage-backed securities. The borrowed money included long term floating rate advances and short term fixed rate advances.

The second growth program, which was completed during the quarter ended September 30, 1997, was implemented to add to the Company's net interest income. The assets purchased were primarily fixed rate collateralized mortgage obligations and mortgage-backed securities. The assets were funded using a combination of short term advances and a long term repurchase agreement. As part of the program, the Company also purchased an interest rate cap with a five year term to protect its funding costs in the event of rising interest rates.

The Company purchases certain debt securities (including mortgage-backed securities) for the purposes of earning income and meeting regulatory liquidity requirements. At date of purchase, a decision is made to classify debt securities as either held to maturity or available for sale. Various factors are considered when determining whether debt securities are classified available for sale or held to maturity, including repricing characteristics, liquidity needs, expected security life, yield and overall asset/liability strategies. Events which may be reasonably anticipated are considered when determining the Company's intent and ability to hold investment securities to maturity. On June 30, 1997 the Company transferred all mortgage-backed and investment securities that had previously been classified held to maturity to available for sale due to a change in intent with respect to holding the securities to maturity precipitated by changes in the Company's balance sheet following the merger with MidConn Bank. The Company does not intend to purchase securities in the future for classification as held to maturity.

From time to time, management will sell securities classified as available for sale and use the proceeds to fund loans when deposit flows are not adequate, the rates offered on borrowed money are not favorable, and liquidity ratios support such sales. The Company also occasionally sells available for sale securities to restructure its asset/liability mix. Securities classified as available for sale are accounted for in the aggregate at market value with any realized gain or loss being recorded as an adjustment to shareholders' equity, net of income tax effect. At September 30, 1997, all of the Company's investment and mortgage-backed securities portfolios were classified as available for sale and had an after-tax net unrealized gain of $4.3 million.

During the year ended September 30, 1997, Eagle sold $30 million of investment and mortgage-backed securities producing net losses of $10,000 while maturing investment securities totaled $26 million. During fiscal 1996, the Company sold $198 million of investment and mortgage-backed securities producing net losses of $463,000 while maturing investment securities totaled $54 million. Much of the 1996 activity occurred in the second quarter when the Bank sold approximately $100 million of its lowest yielding securities incurring a loss of $1.2 million and reinvested the proceeds of the sale in securities with an estimated yield improvement of approximately 150 basis points on average.

The Bank is required by the OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at September 30, 1997 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Bank under applicable OTS regulations as of September 30, 1997 (in thousands):

                            Actual          Percent           Required         Percent          Excess
                        --------------- ---------------- ----------------- --------------- ----------------
Core                     $156,550             7.59%            $61,881           3.0%           $ 94,669
Tangible                  156,550             7.59%             30,941           1.5%            125,609
Risk-based                165,668            17.87%             74,186           8.0%             91,482

The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as " undercapitalized." As of September 30, 1997, the Bank had a core capital ratio of 7.58% and met the requirements for a "well capitalized" institution.

In August, 1993, the OTS issued new regulations, to be effective beginning on January 1, 1994, which were going to add an interest-rate risk component to a bank's risk-based capital requirement. The OTS then delayed implementation of this new regulation pending action on the issue from the other banking agencies. In early 1996 the other regulators (the Federal Reserve Board, Federal Deposit Insurance Corp., and Office of the Comptroller of the Currency) announced that their approach to evaluating a financial institution's interest rate risk would not include a standard model to calculate a required capital component. While the OTS will likely review its approach to evaluating a bank's exposure to interest rate fluctuations as a result of the other regulators' conclusions, the OTS under any scenario will require that a bank have adequate board and senior management oversight and a comprehensive process for managing interest rate risk.

The Holding Company's liquidity and ability to pay dividends to its shareholders is primarily derived from and dependent on the ability of its Bank subsidiary to pay dividends to the Holding Company. Under current OTS regulations, because the Bank meets the OTS capital requirements, it may pay out the higher of 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period, without regulatory supervisory approval. In general, the Bank pays dividends to the Holding Company only to the extent that funds are needed to cover operating expenses and dividends paid to shareholders. At September 30, 1997, the Bank had approximately $91.5 million of excess capital over the OTS risk-based requirement, one half of which would be available for declaration of dividends to the Holding Company. The OTS regulations permit the OTS to prohibit capital distributions under certain circumstances.

ASSET/LIABILITY MANAGEMENT

Net interest income, the primary component of the Company's net income, is derived from the difference or "spread" between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities and repricings of its interest-sensitive assets and liabilities. At the same time, the Company's asset/liability management strategies also must accommodate customer demands for particular types of deposit and loan products.

While much of the Company's asset/liability management efforts involve strategies which increase the rate sensitivity of its loans and investments, such as the sale of fixed rate loans, originations of adjustable rate loans, and purchases of adjustable rate or relatively short average life fixed rate investment and mortgage-backed securities, it also uses certain techniques to reduce the rate sensitivity of its deposits and borrowed money. Those techniques include attracting longer term certificates o deposit when the market will permit, emphasizing core deposits which are less sensitive to changes in interest rates, and borrowing through long-term FHLB advances.

The amount and composition of the Company's mortgage loan origination activity will continue to be directly influenced by interest rates. A customer's propensity to refinance his loan and consumer preferences for fixed rate mortgages are typically both higher when interest rates are low. It is currently the Company's policy to sell into the secondary market all originations of long term, fixed rate mortgage loans. It is management's intention to continue this policy as needed to maintain an acceptable interest rate risk profile.

During the year ended September 30, 1997, the Company sold approximately $13.7 million of fixed rate mortgage loans into the secondary market.

During fiscal 1997, management utilized both an interest rate cap and a collared advance in order to better manage the Bank's exposure to interest rate risk. The interest rate cap, which has a notional amount of $41 million, will help to reduce Eagle's funding costs in the event of a rise in interest rates. The Bank also entered into an $81 million collared advance that will serve to balance earnings in the event of severe volatility in interest rates.

The Company measures its exposure to interest rate fluctuations on a quarterly basis, primarily by using an in-house computer modeling system designed for savings institutions such as the Bank. The computer modeling system quantifies the approximate impact that increases and decreases in interest rates would have on the Company's net interest income. The model is run on both an immediate "shock" basis, under which interest rates are assumed to move up or down instantaneously, as well as on the basis of gradual movements in rates based upon prior interest rate cycles. The Board has an approved maximum tolerance for decreases in net interest income of 20%, based upon the model's prediction of the impact of an immediate 200 basis point increase or decrease in interest rates. At September 30, 1997, according to the computer model and using asset/liability repricing assumptions based on the Company's historical experience and industry data, it interest rates were to immediately rise or fall by 200 basis points, the negative impact on the Company's net interest income in either case would be well within the Board approved tolerance level.

The Company also monitors other indicators of interest rate risk. Market value of equity ("MVE") analysis is intended to address the change in equity value arising from movements in interest rates. The MVE is estimated by valuing the Company's assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. MVE analysis can be a good indicator of long term interest rate risk inherent in a balance sheet. The Company measures its market value risk on a quarterly basis under a variety of interest rate environments. The Company has also established acceptable tolerances for change in MVE under different interest rate scenarios.

Another commonly used measure of interest rate risk exposure is reflected in the Company's one-year cumulative gap, which is the difference between rate sensitive assets and rate sensitive liabilities maturing or repricing within one year. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

At September 30, 1997 the Company's one-year gap was a negative 8.4% of total assets. The Company's current asset/liability management strategy is to generally maintain a one-year gap within a tolerance of plus or minus 15%. However, the Company believes there are certain shortcomings inherent in the gap analysis and, accordingly, relies less on gap analysis than other tools, such as simulation analysis, for an accurate measure of interest rate risk. For example, although certain assets and liabilitie may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Eagle has an Asset/Liability Management Committee (the "ALCO") which meets regularly and reports at least quarterly to the Board of Directors. The ALCO sets interest rate risk goals and formulates strategies to achieve those goals.

EFFECTIVE OF INTEREST RATE FLUCTUATIONS

The Company's consolidated results of operations depend to a large extent on the level of its net interest income, which is the difference between the interest income earned on its loan and investment portfolios versus the interest paid on its deposits and borrowed funds. If the cost of funds increases faster than the yield on interest-earning assets, net interest income will be reduced. The Company measures its interest-rate risk primarily using simulation analysis.

While the Company uses various tools to monitor interest-rate risk, it is unable to predict future fluctuations in interest rates or the specific impact thereof. The market value of most of the Company's financial assets is sensitive to fluctuations in market interest rates. Fixed rate investments including mortgage loans and mortgage-backed securities decline in value as interest rates rise. Adjustable rate loans and securities generally have less market value volatility than do fixed rate products.

It is the Company's current policy to sell all of its long term, fixed rate loan originations into the secondary market. The Company retains in its loan portfolio adjustable rate and shorter term loans including mortgages that adjust annually (one year ARMs) and loans that are fixed rate for an initial term, typically three to five years, and then convert to a one year ARM (3-1 and 5-1
ARMs). The majority of the Company's loan origination activity during fiscal 1997 was comprised of 3-1 and 5-1 ARMs which the Company retained in its portfolio. Such loans, while sensitive to changing rates during most of their term, would not adjust to declines and increases in rates during the first three to five years. In addition, since these loans do not impose a prepayment penalty on the borrower, they are subject to refinancing before they convert to a one year ARM especially in the event of a meaningful drop in market interest rates during the initial term.

Changes in interest rates also can affect the amount of loans originated by the Company and its ability to realize gains on the sale of such assets. The extent to which borrowers prepay loans also is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay their loans; whereas, when interest rates decrease, borrowers are more likely to prepay loans. Funds generated by prepayments may be invested at a lower rate. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the portfolio, net interest income and loan servicing income. Similarly, prepayments on mortgage-backed securities also may affect adversely the value of these securities and interest income. Increases in interest rates may cause depositors to shift funds from accounts that have a comparatively lower cost such as regular savings accounts to accounts with a higher cost such as certificates of deposit. If the cost of deposits increases at rate that is greater than the increase in yields on interest-earning assets, the interest rate spread is negatively affected. Changes in the asset and liability mix also affect the interest rate spread.

Various factors including rapid changes in interest rates and/or changes in the shape of the treasury yield curve can result in expansion or compression of the Company's net interest spread and a corresponding increase or decrease in earnings. For example, in fiscal 1996 the Company's average net interest margin declined to 3.26% from 3.71% in the prior year. This compression was the result of a number of events. A flat treasury yield curve (i.e. a relatively narrow difference between short term and long term rates) resulted in a below average spread between the yield on the Company's loans and investments versus the cost of its deposits and borrowed funds. The securitization of approximately $154 million of long term, fixed rate mortgage loans and sale of the resultant securities during the last quarter of fiscal 1995 and first quarter of fiscal 1996 improved the Company's interest rate risk profile, but also resulted in an expected decline in interest income. The Company had a higher than normal level of lower yielding investments in the second quarter as cash received from the Fleet/Shawmut transaction early in the quarter was kept in overnight investments needed to fund the sale of seven branch offices later in the same quarter. While more than one half of the Company's strong balance sheet growth in 1996 was funded with retail deposits, the Company also utilized Federal Home Loan Bank advances and other borrowed money as part of its growth plan. This strategy increased earnings per share, but at a higher interest cost than growth funded using lower cost retail deposits. Finally, the intangible asset created by the purchase of deposits in 1996 resulted in a decline in total interest-earning assets relative to total interest-bearing liabilities. All of these events contributed to the compression of the Company's net interest margin and a modest decline in net interest income, primarily during the first half of the year. In fiscal 1997, Eagle's average net interest margin was comparable to the average in fiscal 1996.

ASSET QUALITY

At September 30, 1997, the Company had total non-performing assets in the amount of $8.2 million, including $4.5 million of non-performing loans and $3.7 million in real estate owned. Loan loss reserves totaled $9.8 million, or 218% of non-performing loans. This compares with total non-performing assets of $17.3 million at September 30, 1996, including $11.9 million of non-performing loans and $5.4 million in real estate owned.

The large decline in non-performing loans and assets in 1997 is primarily due to the sale in the quarter ended June 30, 1997 of approximately $17.7 million of troubled loans. Approximately $9.7 million, or 55%, of the total troubled loans sold were classified as non-performing at time of sale. The remaining troubled loans include $4.6 million of loans delinquent between 30-90 days and $3.4 million of loans with a current payment status. Troubled loans are considered to be either non-performing loans, other delinquent loans or loans with poor or inconsistent payment histories. In connection with the sale, the Bank recorded charge-offs of approximately $5.8 million, which included approximately $2.4 million of reserves previously allocated to the loans and approximately $3.4 million of reserves established through the additional provision made to reduce the carrying value of the loans to the sale price.

The Company's non-performing assets are almost exclusively residential in nature, comprising approximately 78.9% of the total at September 30, 1997. Loan delinquencies (greater than 60 days) totaled $5.1 million, or 0.45% of total gross loans, at September 30, 1997 compared to $17.1 million, or 1.54% of total loans, at September 30, 1996. The Company makes every effort to work with delinquent borrowers to negotiate an affordable payment schedule. This strategy has been more prevalent in hardship cases where rates have adjusted upward one or more times on adjustable rate mortgages. The terms of the restructures were primarily reductions in interest rates to a rate approximating the current rate on newly originated one year adjustable rate mortgage loans. The rate reduction is generally in effect for a period of six months to one year and is then subject to review. The Company restructured $3.7 million of loans during the year ended September 30, 1997 and has $2.4 million of restructured loans outstanding at September 30, 1997. Upon restructure, the loans are identified as impaired loans and represent 72% of the $3.4 million of impaired loans at year end. The entire $2.4 million of restructured loans at year end were reported as performing loans due to the borrowers maintaining a current payment status with respect to their revised loan terms. As with the Company's non-performing assets, the substantial majority of restructured loans represent loans secured by residential property. All non-performing assets and restructured loans are reviewed quarterly as part of the Company's internal review process. The
Company's level of troubled assets continues to compare very favorably with other lenders in Connecticut.

The Company's total commercial loan portfolio has increased in recent years as a result of strong origination activity in addition to loans added to the portfolio from recent acquisitions. As a result, the resources in the commercial banking department and loan review function have been expanded to properly monitor and administer the portfolio. Purchased loans have all been assigned risk ratings in accordance with the Company's risk rating system and each individual loan has been assigned to a commercial loan officer for monitoring purposes. Loans originated by the Company are also assigned to a commercial loan officer who is responsible for periodically collecting and analyzing current financial statements for each borrower. The loan review department, which operates independently of the commercial banking department, re-affirms the quality of loans and identifies any weakness that may need attention. Loans are reviewed based on a schedule that considers the relative risk associated with the loan.

The following table represents a breakdown of non-performing assets at September 30, 1997 (in thousands):

                                        Non-                    Total Non-
                                     Performing   Real Estate   Performing
                                        Loans        Owned        Assets     % of Total
                                     ----------   -----------   ----------   ----------
Mortgage loans:
  Residential                           $2,989        $2,620       $5,609     68.2%
  Commercial                               632         1,017        1,649     20.0
  Multi-family                               6            56           62      0.8
  Land development                          --            61           61      0.7
Non-mortgage commercial loans               28            --           28      0.3
Consumer loans                               8            --            8      0.1
Home equity loans                          815            --          815      9.9
                                        ------        ------       ------    -----
        Total                           $4,478        $3,754       $8,232      100%
                                        ======        ======       ======    =====

The allowance for loan losses decreased to $9.8 million at September 30,1996 compared to $10.5 million at the start of the fiscal year. The $742,000 net decrease in the balance includes $9.0 million of provisions during the year less $9.7 million of net chargeoffs in fiscal 1997.

Management monitors the adequacy of the allowances for loan and real estate owned losses on a continual basis. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut. In connection with the determination of the allowances, management reviews and grades all adversely classified loans as part of its internal loan review process. Each loan is reviewed to determine loss exposure and the borrower's ability to repay. Management utilizes a variety of techniques to value adversely classified loans, including full and drive-by appraisals, real estate broker estimates and income projection analysis.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of the examination.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (in thousands):

                                                                       YEARS ENDED SEPTEMBER 30,
                                                             1997               1996                 1995
                                                           --------           --------             --------
BALANCE AT BEGINNING OF YEAR                               $ 10,507           $  9,611             $ 10,305

LOANS CHARGED-OFF:
  RESIDENTIAL MORTGAGE LOANS                                 (6,007)            (3,179)              (3,247)
  MULTI-FAMILY, COMMERCIAL AND LAND DEVELOPMENT LOANS        (2,794)              (866)              (1,348)
  CONSUMER AND HOME EQUITY LOANS                             (1,077)              (295)                (366)
                                                           --------           --------             --------
  TOTAL LOANS CHARGED-OFF                                    (9,878)            (4,340)              (4,961)
                                                           --------           --------             --------
RECOVERIES:
  RESIDENTIAL MORTGAGE LOANS                                    136                 91                  118
  MULTI-FAMILY, COMMERCIAL AND LAND DEVELOPMENT LOANS             1                  5                   10
  CONSUMER AND HOME EQUITY LOANS                                 21                  3                    1
                                                           --------           --------             ---------
  TOTAL RECOVERIES                                              158                 99                  129
                                                           --------           --------             --------
PROVISION FOR LOAN LOSSES                                     8,978              3,266                4,138
ALLOWANCE ASSOCIATED WITH PURCHASES                              --              1,871(a)                --
                                                           --------           --------             --------
BALANCE AT END OF PERIOD                                   $  9,765           $ 10,507             $  9,611
                                                           ========           ========             ========

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS                      0.86%              0.41%                0.44%
ALLOWANCE FOR LOAN LOSSES TO GROSS LOANS RECEIVABLE            0.86%              0.95%                0.98%
ALLOWANCE FOR LOAN LOSSES TO NON-PERFORMING LOANS               218%                89%                  71%

(a) Represents an addition to the allowance associated with the loans purchased in the Fleet/Shawmut transaction.

IMPACT OF DEPOSIT INSURANCE FUNDS ACT OF 1996

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the SAIF, provides for the eventual merger of the thrift fund with the Bank Insurance Fund ("BIF"), and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. As part of the package, the Federal Deposit Insurance Corp. ("FDIC") imposed a special one-time assessment of 65.7 basis points to be applied against all SAIF-assessable deposits as of March 31, 1995, which will bring the SAIF up to the statutorily prescribed 1.25 percent designated reserve ratio. The special assessment, which was paid in November 1996, was included as a $5.4 million pretax charge to operations in September 1996. The assessment reduced the Company's 1996 net income by approximately $3.2 million, or $0.51 per share.

Since January 1, 1997, SAIF members have had the same risk-based assessment scheduled as BIF members. The Bank, as a healthy bank, has effectively paid no assessment for deposit insurance coverage since January 1, 1997. However, all SAIF and BIF institutions including the Bank will be responsible for sharing the cost of interest payments on the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and 6.4 basis points for SAIF deposits. The approximate annual cost of interest payments for the Bank is estimated at $560,000.

As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury was to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Several proposals for abolishing the federal thrift charter were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury Department developed pursuant to requirements of the 1996 legislation. While no legislation was passed in 1997, it is anticipated that the issue will be taken up again by Congress in 1998. If legislation is passed abolishing the federal thrift charter. The Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Bank may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ( Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject the Bank to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. Eagle Federal is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Bank's operations.

REPEAL OF SPECIAL THRIFT BAD DEBT DEDUCTION

On August 20, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 which included the repeal of the special thrift bad debt provisions. Although the percentage of taxable income method bad debt deduction will no longer be available to the Bank, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater freedom to the Bank in structuring its balance sheet to maximize returns. These tax related changes had no significant impact on the Bank's 1996 financial position or results of operations.

FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

In June 1996, the FASB issued SFAS No. 125, which superseded SFAS No. 122 and established the accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, specifies the accounting for servicing assets and liabilities, and specifies the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially al of its recorded investment.

Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered, and derecognizes liabilities only when they have been paid, or the entity is legally released from being the primary obligor under the liability judicially or by the creditor. SFAS No. 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it has derecognized. Such retained interest are recorded based on the relative fair values of the retained interests and derecognized assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with pledge of collateral. Under SFAS No. 125 certain collateralized borrowings may result in asset derecognition when the assets provided as collateral may be derecognized based on whether the secured party takes control over the collateral and whether the secured party is: (1) permitte to repledge or sell the collateral; and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation of the liability or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to and over the period of net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on the fair value.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for those transfers related to secured borrowings, repurchase agreements and similar transactions which are effective after December 31, 1997. The adoption of these remaining requirements is not expected to materially effect the Company's results of operations. As a result of loans sold with servicing rights retained, the Bank recorded $86,000 in mortgage servicing assets and $6,600 in related amortization during fiscal 1997, pursuant to SFAS No. 125 and SFAS No. 122, an accounting pronouncement with substantially the same requirements. SFAS No. 122 was applicable to the Bank during the three-month period October 1, 1996 through December 31, 1996.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Financial Information About Capital Structure". SFAS No. 128 simplifies the standards found in Accounting Principles Board Opinion No. 15 ("APB 15") for computing earnings per share ("EPS"), and makes them comparable to international standards.

Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statements of operations. Basic EPS, which replaces primary EPS required by APB 15 for entities with complex capital structures, excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Upon adoption of SFAS No. 128, all prior-period EPS data will be restated. The Company will adopt SFAS No. 128 effective December 31, 1997. The Company does not expect this pronouncement to significantly impact its consolidated financial statements.

SFAS No. 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. As SFAS No. 129 makes no changes to previous accounting pronouncements as those pronouncements applied to the Company, adoption of SFAS No. 129 will have no impact on the Company's result of operations and financial condition.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements.

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income is to be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS No. 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 130 is effective for the Bank's fiscal year beginning October 1, 1998. SFAS No. 130 requires the presentation of information already contained in the Bank's financial statements and therefore will not have an impact on the Bank's financial position or results of operation.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an enterprise and Related Information". SFAS No. 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

SFAS No. 131 is effective for the Bank's financial statements for periods beginning after December 15, 1997. SFAS No. 131 is a disclosure requirement and therefore will not have an effect on the Bank's financial position or results of operations.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME
Net income for the year ended September 30, 1997 was $7.3 million, or $1.12 per fully diluted share, a decrease of $8.4 million from the net income recorded for the year ended September 30, 1996 of $15.5 million, or $2.42 per fully diluted share. The decrease in net income is attributable to two principal factors, a $15.4 million decline in the gain on sale of deposits and an increase in the provision for loan losses of $5.7 million to $9.0 million for the year ended September 30, 1997. Partially offsetting the above factors was a $6.0 million, or 11.4%, increase in net interest income to $59.1 million for the year ended September 30, 1997 from $53.1 million a year earlier. Non-interest expense, which includes several non-recurring items in both fiscal 1996 and fiscal 1997, decreased slightly overall by $806,000, or 1.8%, in 1997.

INTEREST INCOME
Interest income increased $12.4 million from $120.6 million for the year ended September 30, 1996 to $133.0 million for the year ended September 30, 1997. The increase in interest income was driven by a $174 million increase in the average balance of total interest-earning assets from fiscal 1996 to fiscal 1997 and occurred despite a two basis point decline in the yield on interest-earning assets from 7.40% in 1996 to 7.38% for the year ended September 30, 1997.

Interest income from loans represented 48% of the total increase in interest income improving $6.0 million to $87.4 million for the year ended September 30, 1997. The average yield on loans declined six basis points to 7.72% in fiscal 1997 from 7.78% in fiscal 1996, but was more than offset by an increase in the average loan balances of $84.9 million to $1.13 billion for the year ended September 30, 1997 from $1.05 billion in the prior fiscal year.

Interest income on the securities portfolio and liquidity investments was $45.6 million for the year ended September 30, 1997 compared to $39.2 million for the year ended September 30, 1996, an increase of $6.4 million, or 16.5%. The increase in the average balance of the securities portfolio and liquidity investments of $89.3 million to $671.7 million for the year ended September 30, 1997 was the principal reason for the increase in interest income and resulted from the Company's growth and leverage strategies implemented during the year. Additionally, interest income benefited from an increase in the yield on the securities portfolio and liquidity investments to 6.80% in fiscal 1997 from 6.73% in fiscal 1996. A lower average balance in liquid investments, which have a lower overall yield, in fiscal 1997 compared to the prior fiscal year contributed to the improvement in yield.

INTEREST EXPENSE
Interest expense totaled $73.9 million for the year ended September 30, 1997 compared to $67.5 million during fiscal 1996, an increase of $6.4 million, or 9.5%. The increase in interest expense is attributable to a $122.6 million, or 58.3%, increase in the average balance of FHLB advances and other borrowings from $210.4 million for the year ended September 30, 1996 to $333.0 million during the year ended September 30, 1997. The increase in borrowings is a result of funding the asset growth in both loan and securities.

Interest expense on deposits remained relatively stable, decreasing $400,000 to $54.9 million for the year ended September 30, 1997 compared to $55.3 million for the year ended September 30, 1996. The slight decrease is almost entirely attributable to a decline in the cost of deposits of three basis points from 4.22% in fiscal 1996 to 4.19% for the year ended September 30, 1997. The lower cost of deposits resulted from a general decline in rates offered throughout the year on the various deposit account types.

NET INTEREST INCOME
Net interest income was $59.1 million for the year ended September 30, 1997, an increase of $6.0 million from the previous years total. The average interest rate spread declined eight basis points from 2.96% in fiscal 1996 to 2.88% for the year ended September 30, 1997 predominantly due to an increase in the cost of interest-bearing liabilities to 4.50% in fiscal 1997 from 4.44% in fiscal 1996. The increased cost of interest-bearing liabilities in 1997 occurred despite a decline in the cost of deposits, reflecting a large increase in borrowed funds, which carry a higher cost than deposits, as a percentage of total interest-bearing liabilities.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the year ended September 30, 1997 totaled $9.0 million, representing an increase of $5.7 million from the amount provided for the year ended September 30, 1996 of $3.3 million. There were two principal reasons for the increase. The first was a $2.7 million provision related to the merger with MidConn that was made in order to consistently apply Eagle's loan loss allowance calculation methodology to the MidConn loan portfolio. The second was a $3.4 million provision resulting from the sale of troubled loans that occurred in June, 1997.

NON-INTEREST INCOME
Non-interest income totaled $6.3 million for the year ended September 30, 1997, a $13.6 million decline from the $19.8 million for the year ended September 30, 1996. The principal reason for the decline is the reduction in gain on sale of deposits from $15.9 million in fiscal 1996 resulting from the sale of seven Danbury region branch offices compared to a $546,000 gain in fiscal 1997. The fiscal 1997 gain occurred as a result of the sale of the Middlefield branch acquired during the MidConn merger. Offsetting the decrease in the gain on sale of deposits were several items, including a decrease in the loss on sale of securities of $453,000, a decline in the net gain (loss) from mortgage banking activities from a loss of $1.4 million for the year ended September 30, 1996 to a gain of $124,000 during fiscal 1997 and an increase of $698,000 in service fees and other income.

Also included as a charge to non-interest income during the year ended September 30, 1997 was a loss on disposal of premises and equipment of $915,000. The loss is made up of $455,000 of charges incurred as a result of the merger with MidConn and $424,000 of charges related to relocating one of the branch office facilities.

NON-INTEREST EXPENSE
Non-interest expense decreased $806,000, or 1.8%, to $43.1 million for the year ended September 30, 1997 from $43.9 million in the prior fiscal year. Each fiscal year includes non-recurring expenses that significantly impact the total. The year ended September 30, 1997 includes $2.7 million of merger expenses incurred as a result of the merger with MidConn and the $2.5 million cost of corporation obligated mandatorily redeemable preferred securities. The merger expenses are composed of $800,000 of compensation related expenses, primarily severance payments made to former MidConn employees, $1.7 million of legal, accounting and other professional fees and approximately $200,000 of other miscellaneous expenses.

Non-recurring items in fiscal 1996 non-interest expense include the $5.4 million SAIF recapitalization charge and $1.2 million of expenses, primarily marketing and various consulting charges.

Recurring expenses were reasonably consistent from year to year with the exception of a $616,000, or 12.6%, increase in office occupancy, a $383,000, or 23.2%, increase in the net cost of real estate owned operations and a $1.1 million, or 62.9%, decrease in Federal deposit insurance premiums. The increase in office occupancy is the result of a full year of operations in fiscal 1997 of the branch offices acquired in the Fleet/Shawmut transaction and the four supermarket branch offices. Fiscal 1996 expenses include only partial years operations for these branch offices. The net cost of real estate owned operations for the year ended September 30, 1997 include $477,000 of charges reflecting the Bank's disposition strategy for several properties obtained in the merger with MidConn. The decrease in Federal deposit insurance premiums was caused by a lower premium rate in fiscal 1997 resulting from the legislation enacted in September 1996 that recapitalized the SAIF.

INCOME TAXES
Income tax expense was $6.0 million for the year ended September 30, 1997 compared to $10.2 million for the year ended September 30, 1996, a decrease of $4.2 million or 41%. The decrease was essentially the result of lower pre-tax income. The effective rate was 45.0% for fiscal 1997 compared to 39.8% for fiscal 1996. The higher effective rate is caused by approximately $1.2 million of merger expenses incurred during the year ended September 30, 1997 that will not be deductible for income tax purposes.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME
Net income for the year ended September 30, 1996 was $15.5 million, or $2.42 per fully diluted share, compared to $12.0 million, or $1.92 per fully diluted share, for the year ended September 30, 1995. The change in net income of $3.5 million represents a 29% increase from the prior fiscal year. Fully diluted earnings per share increased by 26%. The increase in net income was primarily a result of a $15.9 million gain on the sale of deposits recorded upon the sale of the Danbury region branch offices and related deposits to Union Savings Bank of Danbury. The gain was partially offset by a $9.8 million increase in non-interest expense which included a $5.4 million charge related to the FDIC assessment to recapitalize the SAIF and additional charges of approximately $1.2 million which were largely non-recurring in nature. Fiscal 1996 results were also impacted by several other charges including a $1.4 million loss on mortgage banking activities and a $463,000 loss on the sales of securities.

INTEREST INCOME
Interest income was $120.6 million for the year ended September 30, 1996 compared to $106.7 million for the year ended September 30, 1995, an increase of $13.8 million, or 13%. The increase was due to a $195 million, or 14%, increase in the average balance of interest earning assets. A reduction in the yield on interest earning assets to 7.40% in 1996 from 7.44% in 1995 contributed to reducing the impact of the increased earning assets. A larger than normal average investment in overnight investments during the second quarter of fiscal 1996 and on asset/liability restructuring involving the sale of approximately $154 million of securitized fixed rate mortgage loans in late fiscal 1995 and early fiscal 1996 worked to reduce the overall yield on interest-earning assets.

INTEREST EXPENSE
Interest expense was $67.5 million in fiscal 1996 compared to $53.4 million in the prior fiscal year, an increase of $14.1 million, or 26%. The increase was caused by a combination of a 43 basis point increase in the cost of interest-bearing liabilities from 4.01% in 1995 to 4.44% in 1996 and an approximately $188 million increase in the average balance of interest bearing liabilities. Several factors contributed to the increased cost of funds, principally, the cost of deposits increasing from 3.81% in 1995 to 4.22% in 1996 along with a $93 million increase in the average balance of deposits. The increase in the cost of deposits is primarily due to a somewhat higher percentage of certificate accounts to total deposits in fiscal 1996. In addition, the average balance of borrowed funds, FHLB advances and repurchase agreements, all of which generally carry a higher cost than deposits, increased by $95.4 million.

NET INTEREST INCOME
Net interest income remained very stable when comparing the years ended September 30, 1996 and 1995 decreasing slightly by $234,000 to $53.1 million from $53.3 million. Strong growth in interest-earning assets was more than offset by compression in the Bank's interest rate spread and net interest margin, which averaged 2.96% and 3.26%, respectively, in fiscal 1996 compared to 3.44% and 3.72%, respectively, in fiscal 1995. The significant declines are due primarily to higher costs for interest-bearing liabilities. Net interest income was also reduced due to a decline in total interest-earning assets relative to total interest-bearing liabilities that resulted from the intangible asset created from the Fleet/Shawmut transaction.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the year ended September 30, 1996 decreased by $872,000, or 21%, to $3.3 million from $4.1 million for the year ended September 30, 1995. The decrease is primarily the result of higher than normal provisions in fiscal 1995 due to the valuation of two significant loan relationships. The ratio of allowance for loan losses to non-performing loans increased from 71% at September 30, 1995 to 89% at September 30, 1996 due in part to additional allowances associated with loans purchased in the Fleet/Shawmut transaction.

NON-INTEREST INCOME
Non-interest income for the year ended September 30, 1996 was $19.8 million, an increase of $14.4 million from the prior year total of $5.4 million. The principal cause of the increase was the $15.9 million gain recorded from the sale of the Danbury region branches and related deposits to Union Savings Bank of Danbury in March 1996. Approximately $184 million of deposits were sold in the transaction at a deposit premium of 9%. Offsetting the gain on sale of deposits were a $1.4 million loss from mortgage banking activities and a $463,000 loss on the sale of securities.

The primary component of the loss from mortgage banking activities resulted from a $1.7 million mark to market charge recorded in the second quarter of fiscal 1996. The loss on sale of securities was principally generated from an approximate $100 million restructuring of the investment portfolio during the second quarter of fiscal 1996 that resulted in a loss of $1.2 million.

Other components of non-interest income increased to $5.8 million in 1996 from $5.2 million principally due to a $258,000 increase in servicing income and a $205,000 increase in checking account service fees.

NON-INTEREST EXPENSE
Non-interest expense was $43.9 million for the year ended September 30, 1996. This represents a $9.8 million, or 29%, increase from the $34.1 million total reported for the year ended September 30, 1995. The primary component of the increase was the $5.4 million SAIF recapitalization charge recorded in the fourth quarter of fiscal 1996. The following fluctuations occurred when comparing the year ended September 30, 1996 to September 30, 1995; compensation increased $1.4 million, office occupancy increased $765,000, marketing increased $669,000, federal insurance premiums decreased $978,000, the amortization of intangible assets increased $850,000 and other non-interest expenses increased $1.4 million.

Non-interest expense was impacted by $1.2 million of non-recurring charges, primarily marketing and various consulting charges, recorded in the second quarter of fiscal 1996. The marketing costs were associated with enhancing the Company's visibility and image in the Hartford market in conjunction with the Fleet/Shawmut transaction. The compensation increase is attributable to operating an expanded branch network for approximately two months between the consummation of the Fleet/Shawmut transaction in January 1996 and the Danbury transaction in March 1996, expansion of the Bank's commercial banking operations and the opening of four supermarket branch locations in the fourth quarter of the year ended September 30, 1996. Occupancy expenses were also impacted by the operation of an expanded branch network between the branch acquisition and disposition transactions and depreciation on premises and equipment related to the acquired Fleet/Shawmut branches, particularly leasehold improvements.

The increase in intangible asset amortization and the decrease in federal insurance premiums are both directly related to the Fleet/Shawmut transaction. The $19.9 million of goodwill created from the transaction is responsible for the increased intangible amortization. The deposits assumed in the Fleet/Shawmut transaction qualified for treatment at lower BIF deposit premium rates while the deposits disposed of through the Danbury transaction had previously been assessed at the higher SAIF deposit premium rates.

On an overall basis the Company's ratio of operating expenses to average assets decreased two basis points from 2.25% in 1995 to 2.23% in 1996.

INCOME TAXES
The effective tax rate for the year ended September 30, 1996 was 39.8%, down from the 41.1% reported for fiscal 1995. As a result, the $1.8 million increase in income taxes to $10.2 million for the year ended September 30, 1996 is substantially attributable to a higher level of taxable income.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods and at the dates indicated. During the periods indicated, nonaccrual loans are included in the net loans receivable category:

                                                                   YEARS ENDED SEPTEMBER 30,
                                        1997                                    1996
                                               Interest  Average Yield/                    Interest   Average
                             Average          Income/     Cost           Average          Income/    Yield/
(in thousands)               Balance          Expense                    Balance          Expense     Cost
                             ----------       ---------- -------------   -------          ---------- ---------
Interest-earning assets:
 Loans receivable (a)    $    1,131,418   $    87,358      7.72%    $  1,046,563      $    81,390      7.78%
 Mortgage-backed securities:
  Available for sale            504,530        35,115      6.96%         338,766           23,432      6.92%
  Held to maturity               66,343         4,488      6.76%          87,376            6,456      7.39%
  Trading                             -             -         -              732               53      7.24%
 Investment securities:
   Available for sale            30,324         1,791      5.91%          60,877            3,542      5.82%
   Held to maturity (b)          35,503         2,295      6.46%          37,671            2,528      6.71%
 Overnight  investments and
   Federal Funds sold            34,996         1,959      5.60%          56,933            3,167      5.56%
                             ----------    ----------                  ---------       ----------
       Total                  1,803,114       133,006      7.38%       1,628,918          120,568      7.40%
                                           ----------                                  ----------
Noninterest-earning assets       85,284                                   97,867
                             ----------                                ---------
 Total assets            $    1,888,398                            $   1,726,785
                             ==========                                =========

Interest-bearing liabilities:
  Deposits               $    1,310,431        54,889      4.19%   $   1,310,602           55,289      4.22%
  FHLB advances                 315,092        18,232      5.79%         157,854            9,043      5.73%
  Other borrowings               17,903           760      4.25%          52,540            3,155      6.00%
                              ---------     ---------                  ---------         --------
        Total                 1,643,426        73,881      4.50%       1,520,996           67,487      4.44%
                                            ---------                                    --------
Noninterest-bearing deposits     53,416                                   49,155
Other noninterest-
  bearing liabilities            52,199                                   23,314
Stockholders' equity            139,357                                  133,320
                              ----------                               ---------
Total liabilities and
  stockholders' equity    $   1,888,398                             $  1,726,785
                              ==========                               =========
Net interest income                       $    59,125                                 $    53,081
                                           ==========                                  ==========
Average interest rate spread                               2.88%                                        2.96%
Net interest margin (c)                                    3.28%                                        3.26%

                                                    1995
                                                     Interest     Average
                                       Average        Income/      Yield/
                                       Balance        Expense       Cost
                                       ----------     ----------  -----------
(in thousands)

Interest-earning assets:
 Loans receivable (a)              $   1,087,923    $ 82,712      7.60%
 Mortgage-backed securities:
  Available for sale                      69,800       6,132       8.79%
  Held to maturity                       138,886       9,335       6.72%
  Trading                                      -           -          -
 Investment securities:
   Available for sale                     87,602       5,024       5.74%
   Held to maturity (b)                   27,288       2,134       7.82%
 Overnight  investments and               22,310       1,393       6.24%
   Federal Funds sold              -------------    --------
        Total                          1,433,809     106,730       7.44%
 Noninterest-earning assets               80,562    --------
                                   -------------

Total assets                        $  1,514,371
                                   =============
Interest-bearing liabilities:
  Deposits                          $  1,217,534      46,333       3.81%
  FHLB advances                           70,259       4,223       6.01%
  Other borrowings                        44,705       2,859       6.40%
                                   -------------    -----------
        Total                          1,332,498      53,415       4.01%
                                                    -----------
Noninterest-bearing deposits              38,593
Other noninterest-
  bearing liabilities                     22,582
Stockholders' equity                     120,698
                                    --------------
Total liabilities and
  stockholders' equity              $  1,514,371
                                    ==============  $ 53,315
Net interest income                                 ============

Average interest rate spread                                       3.44%
Net interest margin (c)                                            3.72%

-------------------

(a) Interest income includes fees of $117,950, $533,300 and $1,412,100 in 1997, 1996, 1995, respectively.
(b)  Investment securities held to maturity include FHLB stock.
(c)  Net interest income divided by average interest-earning assets.

The following table allocates the period-to-period changes in the Company's various categories of interest income and interest expense between changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year's rate), changes due to changes in rate (change in rate multiplied by prior year's volume) and changes due to changes in rate-volume (changes in rate multiplied by changes in volume):

                                                1997 v. 1996                                    1996 v. 1995
                                                           Rate/                                           Rate/
(in thousands)                     Volume       Rate       Volume       Total      Volume       Rate       Volume     Total
--------------------------------  --------    --------    --------    --------    --------    --------    --------    --------
Interest-earning assets:
  Loans receivable                $  6,599     $  (584)    $   (47)    $ 5,968    $ (3,144)   $  1,895    $    (73)   $ (1,322)
  Mortgage-backed securities:
   Available for sale               11,466         146          71      11,683      23,629      (1,304)     (5,025)     17,300
   Held to maturity                 (1,554)       (545)        131      (1,968)     (3,462)        927        (344)     (2,879)
   Trading                              --          --         (53)        (53)         --          --          53          53
  Investment securities:
   Available for sale               (1,778)         54         (27)     (1,751)     (1,533)         73         (22)     (1,482)
   Held to maturity (a)               (145)        (93)          5        (233)        812        (303)       (115)        394
 Overnight investments and
    Federal funds sold              (1,220)         20          (8)     (1,208)      2,162        (152)       (236)      1,774
                                   --------    -------     --------    --------    --------    --------    --------    --------
        Total                       13,368      (1,002)         72      12,438      18,464       1,136      (5,762)     13,838
                                   --------    --------    --------    --------    --------    --------    --------    --------
Interest-bearing liabilities:
  Deposits                              (7)       (393)         --        (400)      3,542       5,030         384       8,956
  FHLB advances                      9,008          91          90       9,189       5,265        (198)       (247)      4,820
  Other borrowings                  (2,080)       (925)        610      (2,395)        501        (174)        (31)        296
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total                        6,921      (1,227)        700       6,394       9,308       4,658         106      14,072
                                   --------    --------    --------    --------    --------    --------    --------    --------
Net change in net
  interest income                 $  6,447     $   225     $  (628)    $ 6,044    $  9,156    $ (3,522)   $ (5,868)   $   (234)
                                   ========    ========    ========    ========    ========    ========    ========    ========

-------------------

(a)  Investment securities held to maturity include FHLB stock.

         Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
Consolidated Balance Sheets                                                   58
Consolidated Statements of Income                                             59
Consolidated Statements of Shareholders Equity                                60
Consolidated Statements of Cash Flows                                         61
Notes to Consolidated Financial Statements                                 63-97
Independent Auditor's Report                                                  98

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996
                (dollars in thousands, except for per share data)

                                Assets                                                  1997                1996
--------------------------------------------------------------------------------     -----------         -----------
Cash and amounts due from depository institutions                                    $    29,055         $    26,341
Interest-bearing deposits                                                                 46,600              31,523
                                                                                     -----------         -----------
     Cash and cash equivalents                                                            75,655              57,864
Investment securities available for sale (amortized cost: $53,604 in 1997 and
  $26,512 in 1996)                                                                        53,061              26,519
Investment securities held to maturity (market value: $25,442 in 1996)                        --              25,544
Mortgage-backed securities available for sale (amortized cost: $736,150
  in 1997 and $375,010 in 1996)                                                          743,943             372,018
Mortgage-backed securities held to maturity (market value: $90,238 in 1996)                   --              90,290
Loans held for sale                                                                        1,830                 705
Loans, net of allowance for loan losses of $9,765 in 1997 and $10,507 in 1996          1,128,381           1,094,656

Accrued interest receivable:
     Loans                                                                                 6,332               6,637
     Investment securities                                                                 1,150               1,209
     Mortgage-backed securities                                                            4,421               3,363
Real estate owned, net                                                                     3,754               5,384
Stock in Federal Home Loan Bank of Boston, at cost                                        22,770              13,100
Premises and equipment, net                                                               13,247              13,897
Intangible assets                                                                         29,574              32,488
Prepaid expenses and other assets                                                          6,978              18,057
                                                                                     -----------         -----------
               Total Assets                                                          $ 2,091,096         $ 1,761,731
                                                                                     ===========         ===========

                 Liabilities and Shareholders' Equity

Liabilities:
     Deposits                                                                        $ 1,353,274         $ 1,368,703
     Federal Home Loan Bank advances                                                     445,014             217,008
     Repurchase agreements and other borrowed money                                       76,409              14,820
     Advance payments by borrowers for taxes and insurance                                 7,235               6,631
     Accrued expenses and other liabilities                                               15,631              18,577
                                                                                     -----------         -----------
               Total Liabilities                                                       1,897,563           1,625,739
                                                                                     -----------         -----------

Corporation obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely junior subordinated debentures of the                   48,627                  --
  Corporation
Shareholders' Equity:
     Serial preferred stock, $.01 par value, 2,000,000 shares authorized and
        unissued                                                                              --                  --
     Common stock, $.01 par value, 8,000,000 shares authorized; 6,363,410 and 6,246,402 shares issued at September 30, 1997 and 1996,
       respectively, including 47,373 shares held in treasury                                 64                  62
     Additional paid-in capital                                                           78,963              77,628
     Retained earnings                                                                    61,964              60,426
     Cost of common stock in treasury                                                       (362)               (362)
     Net unrealized gain (loss) on available for sale securities                           4,277              (1,762)
                                                                                     -----------         -----------
               Total Shareholders' Equity                                                144,906             135,992
                                                                                     -----------         -----------
               Total Liabilities and Shareholders' Equity                            $ 2,091,096         $ 1,761,731
                                                                                     ===========         ===========

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended September 30, 1997, 1996 and 1995
                (dollars in thousands, except for per share data)

                                                                                         1997               1996               1995
                                                                                    ---------          ---------          ---------
Interest Income:
  Interest and fees on loans                                                        $  87,358          $  81,390          $  82,712
  Interest on mortgage-backed securities                                               39,603             29,941             15,467
  Interest on investment securities                                                     2,228              3,880              4,363
  Interest on overnight investments                                                     1,959              3,162              1,393
  Dividends on investment securities                                                    1,858              2,190              2,795
  Interest on Federal funds sold                                                           --                  5                 --
                                                                                    ---------          ---------          ---------
          Total interest income                                                       133,006            120,568            106,730
                                                                                    ---------          ---------          ---------
Interest expense:
  Interest on deposits                                                                 54,889             55,289             46,333
  Interest on Federal Home Loan Bank advances                                          18,232              9,043              4,223
  Interest on repurchase agreements and other borrowed money                              760              3,155              2,859
                                                                                    ---------          ---------          ---------
          Total interest expense                                                       73,881             67,487             53,415
                                                                                    ---------          ---------          ---------
          Net interest income                                                          59,125             53,081             53,315

Provision for loan losses                                                               8,978              3,266              4,138
                                                                                    ---------          ---------          ---------
          Net interest income after provision for loan losses                          50,147             49,815             49,177
                                                                                    ---------          ---------          ---------
Non-interest income:
  Net loss on sale of securities                                                          (10)              (463)               (30)
  Net gain (loss) from mortgage banking activities                                        124             (1,442)               247
  Gain on sale of deposits                                                                546             15,904                 --
  Loss on disposal of premises and equipment                                             (915)                --                 --
  Checking account service fees                                                         3,541              3,207              2,930
  Other customer service fees                                                             787                611                518
  Other income                                                                          2,201              2,013              1,749
                                                                                    ---------          ---------          ---------
          Total non-interest income                                                     6,274             19,830              5,414
                                                                                    ---------          ---------          ---------
                                                                                       56,421             69,645             54,591
                                                                                    ---------          ---------          ---------
Non-interest expense:
  Compensation, taxes and benefits                                                     16,718             16,974             15,567
  Office occupancy                                                                      5,491              4,875              4,110
  Marketing                                                                             1,846              1,840              1,171
  Net cost of real estate owned operations                                              2,034              1,651              1,381
  Federal deposit insurance premiums                                                      664              1,789              2,767
  Amortization of intangible assets                                                     2,987              2,764              1,914
  Data processing expenses                                                              2,154              2,074              2,018
  Merger expenses                                                                       2,734                 --                 --
  Cost of Corporation obligated mandatorily redeemable preferred securities             2,523                 --                 --
  SAIF Assessment                                                                          --              5,398                 --
  Other                                                                                 5,965              6,557              5,199
                                                                                    ---------          ---------          ---------
          Total non-interest expense                                                   43,116             43,922             34,127
                                                                                    ---------          ---------          ---------
Income before income taxes                                                             13,305             25,723             20,464
Income taxes                                                                            5,990             10,230              8,418
                                                                                    ---------          ---------          ---------
          Net income                                                                $   7,315             15,493          $  12,046
                                                                                    =========          =========          =========
Net income per share:
          Primary                                                                   $    1.13          $    2.44          $    1.94
          Fully diluted                                                                  1.12               2.42               1.92
                                                                                    =========          =========          =========

See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended September 30, 1997, 1996 and 1995
                (dollars in thousands, except for per share data)


                                              Common Stock                                Cost of      Employee
                                          --------------------   Additional               Common        Stock
                                                                 Paid-in       Retained   Stock in      Ownership
                                          Shares      Amount     Capital       Earnings   Treasury      Plan Debt
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                   4,802 $       48  $    51,115    $ 50,207   $     (362)  $     (546)

Net Income                                                                         12,046
Cash dividends declared, $0.82 per share                                           (4,650)
Reduction in debt related to Employee
  Stock Ownership Plan                                                                                          452
Exercise of stock options and other                39                     478
Dividend reinvestment plan                         33                     498
Common stock dividend declared - 10%,
  less fractional shares                          405          4        7,380      (7,392)
Common stock offering                             862          9       16,648
Unrealized loss upon adoption of SFAS
  115 on October 1, 1994
Change in unrealized gain (loss) on
  available for sale securities
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                   6,141         61       76,119      50,211         (362)         (94)


Net Income                                                                         15,493
Cash dividends declared, $0.92 per share                                           (5,278)
Reduction in debt related to Employee
  Stock Ownership Plan                                                                                           94
Exercise of stock options and other                76          1          854
Dividend reinvestment plan                         29                     655
Unrealized gain on securities transferred
  from held to maturity to available for sale
Change in unrealized gain (loss) on
  available for sale securities
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                   6,246         62       77,628      60,426         (362)            -


Net Income                                                                          7,315
Cash dividends declared, $0.94 per share                                           (5,777)
Exercise of stock options and other                61          1          739
Dividend reinvestment plan                         21          -          597
Shares issued upon conversion of
  outstanding MidConn stock options                35          1           (1)
Unrealized gain on securities transferred
  from held to maturity to available for sale
Change in unrealized gain (loss) on
  available for sale securities
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                   6,363        $64      $78,963     $61,964        $(362)  $         -
                                          =========== ========== ============  ========== ============= ============


                                                   Net Unrealized
                                                   Gain (Loss)
                                                   on Available
                                                   for Sale
                                                   Securities            Total
--------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                           $    (754)    $   99,708

Net Income                                                                12,046
Cash dividends declared, $0.82 per share                                  (4,650)
Reduction in debt related to Employee
  Stock Ownership Plan                                                       452
Exercise of stock options and other                                          478
Dividend reinvestment plan                                                   498
Common stock dividend declared - 10%,
  less fractional shares                                                      (8)
Common stock offering                                                     16,657
Unrealized loss upon adoption of SFAS
  115 on October 1, 1994                                     (435)          (435)
Change in unrealized gain (loss) on
  available for sale securities                             1,465          1,465
--------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                                 276        126,211

Net Income                                                                15,493
Cash dividends declared, $0.92 per share                                  (5,278)
Reduction in debt related to Employee
  Stock Ownership Plan                                                        94
Exercise of stock options and other                                          855
Dividend reinvestment plan                                                   655
Unrealized gain on securities transferred
  from held to maturity to available for sale               1,322          1,322
Change in unrealized gain (loss) on
  available for sale securities                            (3,360)        (3,360)
--------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                              (1,762)       135,992


Net Income                                                                 7,315
Cash dividends declared, $0.94 per share                                  (5,777)
Exercise of stock options and other                                          740
Dividend reinvestment plan                                                   597
Shares issued upon conversion of
  outstanding MidConn stock options                                            -
Unrealized gain on securities transferred
  from held to maturity to available for sale                 299            299
Change in unrealized gain (loss) on
  available for sale securities                             5,740          5,740
--------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                              $4,277       $144,906
                                                   ===============  ============

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended September 30, 1997, 1996 and 1995
                             (dollars in thousands)


OPERATING ACTIVITIES:                                                              1997            1996            1995
                                                                                ---------       ---------       ---------
Net income                                                                      $   7,315       $  15,493       $  12,046
Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Provision for loan losses                                                       8,978           3,266           4,138
    Provision for losses on real estate owned                                         891             657           1,333
    Provision for depreciation and amortization                                     1,739           1,564           1,299
    Amortization (accretion) of discounts and fees on loans                            56            (721)           (434)
    Amortization of premiums (accretion of discounts) on
       investment and mortgage-backed securities                                    1,448             957            (616)
    Amortization of core deposit and other intangibles                              2,987           2,764           1,914
    Loss (gain) on sale of premises and equipment                                     915              42             (12)
    Gain on sale of deposits                                                         (546)        (15,904)             --
    Gain on trading securities                                                         --             (64)             --
    Proceeds from sales of trading securities                                          --          16,592          83,909
    Realized gain on sale of real estate owned                                        (34)           (296)           (981)
    Realized loss on sale of securities, net                                           10             527              30
    Loss (gain) from mortgage banking activities                                     (124)          1,442            (247)
    Origination of loans held for sale                                            (14,724)        (65,859)         (2,965)
    Proceeds from sale of loans held for sale                                      13,723          27,532              --
    Increase in accrued interest receivable                                          (694)           (122)         (2,598)
    Decrease (increase) in prepaid expenses and other assets                        6,718          (5,049)          8,360
    Loan origination fees                                                            (201)            582             352
    Increase (decrease) in accrued expenses and other liabilities                  (2,854)          4,755           2,116
                                                                                ---------       ---------       ---------
          Net cash provided (used) by operating activities                         25,603         (11,482)        107,650
                                                                                ---------       ---------       ---------

INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                  18,558          25,593           7,139
  Proceeds from maturities of investment securities                                25,644          54,200          39,400
  Principal payments on investment securities available for sale                      973           3,255           6,262
  Principal payments on investment securities held to maturity                         --              --           4,512
  Purchases of investment securities available for sale                           (46,610)        (26,561)        (26,929)
  Purchases of investment securities held to maturity                                  --          (6,000)        (23,692)
  Principal payments on mortgage-backed securities available for sale              80,407          94,580          10,768
  Principal payments on mortgage-backed securities held to maturity                 7,339          13,138          15,154
  Purchases of mortgage-backed securities available for sale                     (368,723)       (314,399)       (141,390)
  Purchases of mortgage-backed securities held to maturity                         (2,866)        (56,138)        (49,182)
  Proceeds from sales of mortgage-backed securities available for sale             11,422         155,566          11,164
  Proceeds from sales of mortgage-backed securities held to maturity                   --              --           4,032
  Principal payments on loans receivable                                          167,003         196,949         137,036
  Loan originations                                                              (221,942)       (237,266)       (187,427)
  Loan purchases                                                                   (3,263)        (36,142)         (8,062)
  Proceeds from sales of loans                                                     12,150             999           1,059
  Additional investment in real estate owned                                          (27)           (303)           (866)
  Proceeds from sales of real estate owned                                          4,294           5,980           8,166
  Purchases of premises and equipment                                              (2,004)         (2,629)         (1,962)
  Proceeds from sales of premises and equipment                                        --             735             443
  Increase in investment in Federal Home Loan Bank stock                           (9,670)         (1,504)         (2,422)
  Acquisition of loans, investments and other assets                                   --         (39,108)             --
                                                                                ---------       ---------       ---------
          Net cash used by investing activities                                  (327,315)       (169,055)       (196,797)
                                                                                ---------       ---------       ---------


                Consolidated Statements of Cash Flows, Continued
                             (dollars in thousands)


FINANCING ACTIVITIES:                                                             1997              1996              1995
                                                                               -----------       -----------       -----------
  Net decrease in passbook, NOW and money market accounts                           (7,211)          (40,048)          (80,421)
  Net increase in certificates of deposit                                            1,507            76,468            80,588
  Assumption of deposits and liabilities of acquired banks                              --           235,893                --
  Sale of deposits                                                                  (9,179)         (168,506)               --
  Borrowings under Federal Home Loan Bank advances                               2,078,255           551,238           215,875
  Principal payments under Federal Home Loan Bank advances                      (1,850,249)         (417,380)         (179,500)
  Net increase (decrease) in repurchase agreements and
   other borrowed money                                                             61,589           (67,553)           74,873
  Net increase (decrease) in advance payments by borrowers for taxes
    and insurance                                                                      604              (558)             (387)
  Proceeds from issuance of Corporation obligated mandatorily
    redeemable preferred securities                                                 48,627                --                --
  Proceeds from exercise of stock options and dividends reinvested                   1,337             1,510               976
  Payment of fractional shares from stock dividend                                      --                --                (8)
  Proceeds from common stock offerings                                                  --                --            16,657
  Cash dividends                                                                    (5,777)           (5,278)           (4,650)
                                                                               -----------       -----------       -----------
          Net cash provided by financing activities                                319,503           165,786           124,003
                                                                               -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents                                    17,791           (14,751)           34,856
Cash and cash equivalents at beginning of period                                    57,864            72,615            37,759
                                                                               -----------       -----------       -----------

Cash and cash equivalents at end of period                                     $    75,655       $    57,864       $    72,615
                                                                               ===========       ===========       ===========


NON-CASH INVESTING ACTIVITIES:
  Transfer of investment securities to investment securities available
     for sale                                                                  $    23,609       $        --       $    53,124
  Transfer of mortgage backed securities to mortgage-backed
    securities available for sale                                                   85,720            90,858            18,529
  Securitization of loans into mortgage-backed securities available for
    sale                                                                                --                83            69,455
  Securitization of loans into trading mortgage-backed securities                       --            16,888            83,909
  Securities purchased but not yet settled                                              --                --            20,216
  Transfer of loans held for sale to portfolio                                          --            21,879                --
  Transfer of loans to foreclosed real estate                                        3,494             5,227             3,741
                                                                               ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $    72,826       $    67,602       $    52,654
  Income taxes paid                                                                  3,081            15,453             9,902


See accompanying notes to consolidated financial statements

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        September 30, 1997, 1996 and 1995

(1)  ACCOUNTING POLICIES

Principles of Consolidation

Eagle Financial Corp. (the "Holding Company") is the savings bank holding company for Eagle Bank (the "Bank"), a federally-chartered savings bank (collectively known as the "Company"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston and is principally subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS"). The Bank is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real estate property, consumer loans and securities. Approximately 54% of the Bank's deposits are insured up to applicable limits by the Savings Associations Insurance Fund ("SAIF") with the remainder of the deposits insured by the Bank Insurance Fund ("BIF"). All significant intercompany balances and transactions have been eliminated.

Basis of Financial Statement Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and value of real estate owned. Such agencies may require the Company to recognize additions to the allowance or write-downs based on their judgment of informatio available to them at the time of their examination.

On May 31, 1997, the Company completed its merger with MidConn Bank ("MidConn") through a stock for stock exchange and merged the operations of MidConn into the operations of the Bank. The transaction has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MidConn.

Investment and Mortgage-Backed Securities

As of October 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories; trading, available for sale, and held to maturity. Securities for which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method, the result of which approximates a level yield. Securities that management intends to hold for an indefinite period of time are classified as available for sale and are carried at fair value with unrealized gains or losses reported as a separate component of shareholders' equity, net of income taxes. The underlying cost basis used in determining the unrealized gains and losses on available for sale securities is adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities utilizing a method, the result of which approximates a level yield. Included in securities available for sale are securities created through the securitization of loans held in the Company's loan portfolio. Securities classified as trading are carried at fair value with unrealized gains and losses included in income. The Company has no securities classified as trading as of September 30, 1997.

Upon adoption of SFAS 115, $109.7 million of investment and mortgage-backed securities were classified as available for sale which resulted in the net unrealized loss on these securities of $1.1 million, net of an income tax benefit of $410,000, being shown as a reduction to shareholders equity.

Gains or losses on the sale of investment and mortgage-backed securities are computed by the specific identification method. Unrealized losses on investment securities that are determined to be other than temporary are charged to income.

Loans

Interest on loans is accrued and credited to income based upon the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest or when, in the opinion of management, full collection of principal or interest is unlikely. When a loan is in non-accrual status, interest income is recognized only to the extent of cash received and when the full collection of principal is not in doubt. Management may elect to continue the accrual of interest when the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.

Net premiums on loans purchased are recognized in interest income over the lives of the loans using a method, the result of which approximates a level yield.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan's yield using a method the result of which approximates a level yield. The Company is generally amortizing these amounts over the contractual life of the related loans. Amortization of deferred amounts is suspended when a loan becomes non-accrual and does not begin again until the loan is returned to accrual status.

Loans Held for Sale

First mortgage loans held for sale in the secondary market are carried at the lower of aggregate cost or market value. Management estimates the market value of its portfolio held for sale based on outstanding investor commitments or current investor yield requirements, whichever is more readily apparent. Securitization of loans held for sale result in the classification of the resultant securities as trading securities. In the unusual event it becomes necessary, loans are transferred to portfolio at the lower of aggregate cost or market value at the date of transfer.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance for loan losses is increased through provisions for loan losses charged against income. Loans are charged against the allowance when management has concluded the collectibility of the loan principal is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation computed generally by the straight-line method over the estimated useful lives. Amortization of leasehold improvements is computed on a straight-line basis over the terms of related leases or the estimated useful lives, whichever is shorter.

Real Estate Owned

Real estate owned is composed of properties acquired through foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. At the time these properties are foreclosed, they are recorded at the lower of cost or fair value less selling costs through a direct charge against the allowance for loan losses. Fair value is generally determined by recent appraisals. Losses in value subsequent to foreclosure are recorded as a provision (charge) against income. Gains and losses from the sales of real estate owned are recorded in income when realized.

Goodwill and Identifiable Intangibles

Because of the earning power or other special values of certain acquired banks or bank branches, the Company paid amounts in excess of fair value of core deposits assumed and tangible assets purchased. Generally, such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed (primarily for periods from 6 to 15 years). On an ongoing basis, management assesses the recoverability of the intangible assets. If an assessment of the intangible asset indicates that its recoverability is impaired, a charge to the statement of income is recorded for the amount of impairment.

Loan Servicing and Mortgage Servicing Rights

The Company from time-to-time enters into transactions to acquire the rights to service pools of loans for others and collect the servicing and related fees. The amount paid by the Company for these rights is capitalized as mortgage servicing rights. The Company also sells loans and retains the right to service the loans for the investors. As of October 1, 1996, the Company adopted SFAS No. 122, " Accounting for Mortgage Servicing Rights". SFAS No. 122 was superseded, for transactions recorded after December 31, 1996, by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Both SFAS No. 122 and SFAS No. 125 require, and the Company recorded, the recognition of a servicing asset or liability and other retained interests as an allocation of the carrying amount of the assets sold between the asset sold and the servicing obligation and other retained interests based on the relative fair value of the assets sold to the interests retained. SFAS No. 125 also requires that mortgage servicing rights be evaluated for impairment based on the asset's fair value. The Company estimates fair values by discounting servicing asset cash flows using discount and prepayment rates that it believes market participants would use. For purposes of measuring impairment, mortgage servicing rights are stratified by the Bank based upon the terms of the loans, whether the loans are fixed or adjustable and the period during which the loans were originated.

Mortgage servicing rights are amortized in proportion to, and over the period that the servicing rights generate net servicing fee income.

Stock Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments granted after December 31, 1994. SFAS No. 123 is effective for the Company beginning with the fiscal year ending September 30, 1997. However, SFAS No. 123 also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company elects to continue measuring compensation cost related to employee stock purchase options using APB 25, and provides pro forma disclosures as required by SFAS No. 123 in Note 15 of the Notes to Consolidated Financial Statements.

Interest Rate Instruments

The Company utilizes interest rate cap and interest rate floor contracts as part of its asset/liability management strategy. Interest rate cap and floor contracts are entered into as hedges against future interest rate fluctuations. The Company's accounting policy relating to interest rate cap and floor contracts is to amortize the cost of the contract into interest income or expense over the expected remaining life of the hedged asset or liability. The conditions for obtaining and maintaining hedge accounting treatment require identification of the asset or liability to be hedged and linking the interest rate cap or floor to the asset or liability being hedged. The Company does not hold any interest rate cap or floor contracts for trading purposes.

Income Taxes

The Company files consolidated state and federal income tax returns.

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash Flows

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average common shares and common stock equivalents, if dilutive, outstanding during the year based on the treasury stock method. Weighted average common shares outstanding used to calculate primary earnings per share were 6,468,437, 6,352,097 and 6,217,274 in 1997, 1996, and 1995, respectively. Weighted average common shares outstanding used to calculate fully diluted earnings per share were 6,558,478, 6,413,356, and 6,274,942 in 1997, 1996, and 1995, respectively.
All share data for all periods prior to September 30, 1996 have been adjusted retroactively to give effect to a 10% stock dividend to common shareholders of record on February 15, 1995

Reclassification

Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation for comparative purposes. Such reclassifications had no effect on net income.

(2)  ACQUISITIONS AND DIVESTITURES

On May 31,  1997,  the  Company  completed  its merger  with  MidConn  through a tax-free stock for stock exchange. The Company issued approximately 1,708,000 common shares in exchange for all the common shares of MidConn. The transaction has been accounted for as a pooling of interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MidConn.

The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                        Years Ended September 30,

                                        1997      1996      1995
                                      -------   -------   -------
Net interest income:
Company                               $49,988   $39,759   $40,017
MidConn                                 9,137    13,322    13,298
                                      -------   -------   -------
  Combined                            $59,125   $53,081   $53,315
                                      =======   =======   =======

Net income:
Company                               $ 6,641   $13,638   $10,972
MidConn                                   674     1,855     1,074
                                      -------   -------   -------
  Combined                            $ 7,315   $15,493   $12,046
                                      =======   =======   =======

On June 28, 1997 the Company completed the sale of the Middlefield, Connecticut branch office, which had been acquired in the MidConn Bank transaction, to Liberty Bank. As a result of the sale, the Company recorded a gain on the sale of deposits of approximately $546,000 based on a 6% deposit premium applied to total deposits of approximately $9.7 million. The deposits sold represent 3.2% of the deposits assumed in the acquisition of MidConn and 0.7% of total deposits at June 30, 1997.

On January 19, 1996, the Bank completed the acquisition and assumption of five branch offices, related deposits and certain other assets and liabilities from Fleet Bank, N.A. and Shawmut Bank Connecticut, N.A. (the "Fleet/Shawmut transaction"). The following assets and liabilities resulting from the
transaction   were  recorded  using  the  purchase  method  at  fair  value  (in thousands):


     Cash and amounts due from banks        $196,785
     Loans                                    35,720
     Goodwill                                 19,914
     Other assets, including premises and
        equipment                              1,681
                                            --------

                                            $254,100
                                            ========

     Deposits                               $253,139
     Other liabilities                           961
                                            --------
                                            $254,100
                                            ========

The operating results of this acquisition are included in the Company's statement of income from the date of acquisition.

On March 1, 1996, the Bank completed the sale of seven branch offices and related deposits to Union Savings Bank of Danbury. Deposits totaling $184 million were sold in the transaction. The Bank received a premium on the deposits of 9% that resulted in a gain of $15.9 million. Also included were loans receivable of $999,000 and premises and equipment of $713,000.

In addition to the above mentioned branch related transactions, on March 1, 1996 the Bank closed two branch offices that were in close proximity to two of the branch offices acquired during the Fleet/Shawmut transaction. All accounts related to the closed branches were transferred to the newly acquired branches.

(3)  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

The Company was required to maintain certain average reserve balances as established by the Federal Reserve Bank. The actual average reserve balance for the period that includes September 30, 1997 was $3,457,000.

(4)  INVESTMENT SECURITIES

The aggregate carrying amounts and market values of investment securities are as follows (in thousands):

                                                                 Gross       Gross
                                                    Amortized  unrealized  unrealized  Market
                                                    cost         gains      losses      value
                                                   -------     -------     -------    -------
SEPTEMBER 30, 1997:

Investment securities available for sale:
  U.S. Treasury securities                         $13,015     $     6     $     5    $13,016
  U.S. Government agency obligations                 8,000          19          --      8,019
  Corporate and other securities                    18,068          29         152     17,945
  Preferred stock                                   14,521          --         440     14,081
                                                   -------     -------     -------    -------
     Total                                         $53,604     $    54     $   597    $53,061
                                                   =======     =======     =======    =======

SEPTEMBER 30, 1996:

Investment securities held to maturity:
  U.S. Treasury securities                         $ 2,542     $    17     $    --    $ 2,559
  U.S. Government agency obligations                17,944          --         218     17,726
  Corporate and other securities                     5,058         100           1      5,157
                                                   -------     -------     -------    -------
     Total                                         $25,544     $   117     $   219    $25,442
                                                   =======     =======     =======    =======

Investment securities available for sale:
  U.S. Treasury securities                         $ 9,508     $    19     $    56    $ 9,471
  U.S. Government agency obligations                 7,000          17           5      7,012
  Corporate and other securities                     1,444          37          --      1,481
  Mutual funds                                       4,860          --           5      4,855
  Equity securities                                  3,700          --          --      3,700
                                                   -------     -------     -------    -------
      Total                                        $26,512     $    73     $    66    $26,519
                                                   =======     =======     =======    =======

The amortized cost and market value of debt securities at September 30, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   Available for Sale

                                                   Amortized  Market
                                                   cost        value
                                                   -------   -------
Due in one year or less                            $ 8,389   $ 8,386
Due after one year through five years                9,816     9,842
Due after five years through ten years               6,051     6,052
Due after ten years                                 14,827    14,700
                                                   -------   -------
                                                   $39,083   $38,980
                                                   =======   =======

Proceeds from sales of investment securities available for sale were $18,558,000, $25,593,000, and $7,139,000 in 1997, 1996, and 1995, respectively.
Gross realized gains on sales of investment securities available for sale were $120,000, $9,000, and $101,000 in 1997, 1996, 1995, respectively. Gross realized losses on investment securities available for sale were $45,000, $664,000, and $194,000 in 1997, 1996, and 1995, respectively.

As discussed in note 5 to the consolidated financial statements, the Company transferred all investment securities from held to maturity to available for sale in 1997 and ceased using the held to maturity classification.

Investment securities with a book value of $5,345,000 and $4,483,000 were pledged as collateral to secure public deposits at September 30, 1997 and 1996, respectively.

As required by the FHLB of Boston, the Bank must hold FHLB stock equal to at least 5% of outstanding advances. As of September 30, 1997 and 1996, the Bank was in compliance with the Federal Home Loan Bank stock requirement.

(5)  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities primarily includes participation certificates issued by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and collateralized mortgage obligations.

The aggregate carrying amounts and market values of mortgage-backed securities are as follows (in thousands):

                                                                             Gross              Gross
                                                       Amortized           unrealized         unrealized         Market
                                                         cost                gains              losses            value
                                                    --------------      --------------     --------------     --------------
SEPTEMBER 30, 1997:

Available for sale:
  FHLMC                                                 $110,262           $  1,374           $    361           $111,275
  FNMA                                                   114,058                930                 73            114,915
  GNMA                                                    55,925                112                 72             55,965
  Other                                                    1,414                 39                 --              1,453
  Collateralized mortgage obligations                    454,491              6,513                669            460,335
                                                        --------           --------           --------           --------
    Total                                               $736,150              8,968              1,175           $743,943
                                                        ========           ========           ========           ========

SEPTEMBER 30, 1996:

Held to maturity:
  FHLMC                                                 $  5,830           $     77           $     40           $  5,867
  FNMA                                                     5,532                 73                 38              5,567
  GNMA                                                    13,623                 11                312             13,322
  Collateralized mortgage obligations                     65,305                729                552             65,482
                                                        --------           --------           --------           --------
    Total                                               $ 90,290           $    890           $    942           $ 90,238
                                                        ========           ========           ========           ========

Available for sale:
  FHLMC                                                 $105,275           $    878           $    498           $105,655
  FNMA                                                    77,639                255                460             77,434
  GNMA                                                    30,282                 18                679             29,621
  Other                                                    2,065                 39                 --              2,104
  Collateralized mortgage obligations                    159,749                197              2,742            157,204
                                                        --------           --------           --------           --------
    Total                                               $375,010           $  1,387           $  4,379           $372,018
                                                        ========           ========           ========           ========

Proceeds from sales of mortgage-backed securities available for sale were $11,422,000, $155,566,000 and $11,164,000 in 1997, 1996 and 1995, respectively.
Gross realized gains on sales of mortgage-backed securities available for sale were $34,000, $1,190,000 and $309,000 in 1997, 1996 and 1995, respectively.
Gross realized losses on sales of mortgage-backed securities available for sale were $119,000, $1,062,000 and $152,000 in 1997, 1996 and 1995, respectively.

Proceeds from sales of mortgage-backed securities classified as trading were $16,952,000 and $83,909,000 in 1996 and 1995, respectively. There were no sales of mortgage-backed securities classified as trading in 1997. Gross realized gains were $71,000 and gross realized losses were $7,000 in 1996 on sales of mortgage-backed securities classified as trading. There were no realized gains or losses in 1995. These securities were created from securitized loans that had been classified as held for sale prior to securitization.

During 1995, the Company sold a mortgage-backed security classified as held to maturity resulting in proceeds of $4.0 million and a realized loss of $10,000. The security was sold due to the discovery of a broker error in identifying the security's repricing characteristics when purchased. The security's actual repricing characteristics did not match the asset/liability parameters outlined by the Company and, as a result, the security was repurchased by the broker.

On June 30, 1997 the Company transferred $85.7 million of mortgage-backed securities and $23.6 million of investment securities from held to maturity to available for sale. The transfer resulted in an unrealized gain of approximately $299,000, which is net of income tax expense of approximately $200,000, being recorded as an increase to shareholders' equity. The securities were transferred due to a change in intent with respect to holding the securities to maturity precipitated by changes in the Company balance sheet following the merger with MidConn. The Company does not currently intend to purchase securities for classification as held to maturity.

In November 1995, the FASB issued a "Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" that provides additional guidance relating to the application of SFAS No. 115. In connection with the issuance of this Special Report the FASB allowed all organizations the ability to review the current portfolio classification between held to maturity, available for sale and trading and make a one-time reclassification of securities between categories during the period from November 15, 1995 to December 31, 1995.

Effective December 1, 1995, the Bank made a one-time reclassification of securities from the held to maturity classification to the available for sale classification in accordance with the Special Report. A total of $90.9 million of mortgage-backed securities and $3.5 million of investment securities were reclassified resulting in an unrealized gain of approximately $1.3 million, which is net of income tax expense of $882,000, being recorded as an increase to shareholders' equity.

(6) LOANS

Loans consisted of the following (in thousands):


                                                           September 30,

                                                      1997              1996
                                                  -----------       -----------
Real estate mortgage loans:
  Residential - One-to-four family                $   912,646       $   904,370
  Residential - Multi-family                           15,949            18,106
  Residential - Construction                           17,095            15,950
  Commercial - Construction                             3,177                --
  Commercial real estate                               60,802            52,132
  Land                                                  9,594            10,701
                                                  -----------       -----------
                                                    1,019,263         1,001,259
                                                  -----------       -----------

Other loans:
  Home equity lines of credit                          45,316            41,992
  Second mortgages                                     45,405            46,389
  Commercial                                           19,376             9,422
  Consumer                                             10,459             8,444
                                                  -----------       -----------
                                                      120,556           106,247
                                                  -----------       -----------

Unearned discounts and premiums                          (609)             (574)
Deferred loan origination fees                         (1,064)           (1,769)
Allowance for loan losses                              (9,765)          (10,507)
                                                  -----------       -----------

                                                  $ 1,128,381       $ 1,094,656
                                                  ===========       ===========

In fiscal 1997, the Company sold $13.7 million of newly originated loans in the secondary market and, pursuant to SFAS No. 122 and SFAS No. 125, created mortgage servicing rights totaling $86,000.

During 1996, the Company began an ongoing program to identify and sell newly originated mortgage loans into the secondary market. This program resulted in the sale or securitization and subsequent sale of approximately $35.6 million of mortgage loans during 1996 with a resulting loss of approximately $1.4 million. The Company also transferred approximately $21.9 million of fixed rate mortgage loans from held for sale to portfolio at estimated market value at the date of transfer. The loans were transferred at a discount of approximately $610,000. The transfer was primarily due to the determination that the loans, after initial classification as held for sale, were not underwritten to secondary market standards.

In fiscal 1995, the Company securitized approximately $154.2 million of 30 year fixed rate loans into FHLMC mortgage-backed securities. Of the total securitized, $83.9 million were sold immediately upon securitization under a forward commitment. This transaction resulted in a gain of approximately $244,000 recorded in income. The securitization was completed in order to improve the asset/liability position of the Bank by replacing the fixed rate loans with adjustable rate mortgage-backed securities.

At September 30, 1997, 1996 and 1995, loans serviced for the benefit of others approximated $246.5 million, $261.4 million and $256.1 million, respectively.

Changes in the allowance for loan losses were as follows (in thousands):


                                                  Years ended September 30,

                                             1997           1996           1995
                                         --------       --------       --------

Balance at beginning of year             $ 10,507       $  9,611       $ 10,305
Charge-offs                                (9,878)        (4,340)        (4,961)
Recoveries                                    158             99            129
Provision for loan losses                   8,978          3,266          4,138
Allowance associated with
  purchases                                    --          1,871             --
                                         --------       --------       --------

Balance at end of year                   $  9,765       $ 10,507       $  9,611
                                         ========       ========       ========

Non-performing loans, approximated $4.5 million and $11.9 million as of September 30, 1997 and 1996, respectively. If these loans had been current, in accordance with their original terms, additional interest income would have been recorded in the amounts of $250,500, $778,700, and $666,800 for 1997, 1996, and
1995, respectively.

During the year ended September 30, 1997, the Bank sold $17.7 million of non-performing, delinquent or otherwise troubled loans resulting in a provision of $3.4 million and charge-offs totaling $5.8 million.

As of October 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 and SFAS No. 118 require that creditors evaluate the collectibility of both contractual interest and principal of all loans when identifying impaired loans. Impaired loans shall have impairment measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral-dependent. Large groups of small-balance homogenous loans that are collectively evaluated for impairment such as residential and consumer loans can be excluded from evaluation as impaired loans. The adoption of these statements had no impact on the results of operations.

The following summarizes the Company's impaired loans (in thousands):


                                         At or for the years ended September 30,

                                                   1997            1996
                                                -------         -------

Impaired loans                                  $ 3,350         $10,950
Impaired loans with reserve                       2,940          10,350
Impaired loans without reserve                      410             600
Impaired loan reserve                               244           1,037
Impaired loans average balance                    8,991           8,672

The impairment reserve represents an allocation from the existing allowance for loan losses.

The Company's method for recognition of interest income on impaired loans is consistent with the method for recognition of interest income on all loans. Interest income recognized on impaired loans totaled $367,700 and $399,700 for the years ended September 30, 1997 and 1996, respectively.

At September 30, 1997, the Company had $2.4 million of restructured loans outstanding. The entire amount of the restructured loans are performing and are included in the reported amount of impaired loans of $3.4 million.

(7) LOANS TO RELATED PARTIES

The Company has granted loans to officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons, except that prior to fiscal year 1991 officers and directors were granted a 1% discount on the interest rate for mortgage and property improvement loans. Management believes that these loans do not involve more than normal risk of collectibility.

The aggregate dollar amount of loans to officers and directors (exclusive of loans to any such persons which in the aggregate did not exceed $60,000 during the year) and the activity therein was as follows (in thousands):


                                                 Years ended September 30
                                                 ------------------------
                                                       1997       1996
                                                    -------    -------

Balance, beginning of year                          $ 5,939    $ 7,024
New loans                                               583        126
Repayments                                             (864)      (560)
Other changes                                          (723)      (651)
                                                    -------    -------
Balance, end of year                                $ 4,935    $ 5,939
                                                    =======    =======

Other changes in 1997 represent the resignations of former MidConn Bank officers and directors. Other changes in 1996 represent sales of loans to the secondary market, $310,000, and the resignations from the Bank, $341,000.


(8) REAL ESTATE OWNED

Real estate owned consisted of the following (in thousands):


                                                                September 30
                                                                ------------
                                                               1997       1996
                                                            -------    -------

Properties acquired through foreclosure                     $ 4,402    $ 5,463
Valuation allowance                                            (648)       (79)
                                                            -------    -------

  Total                                                     $ 3,754    $ 5,384
                                                            =======    =======

The following summarizes the activity in the valuation allowance for real estate owned (in thousands):


                                                   Years ended September 30,

                                               1997          1996          1995
                                            -------       -------       -------

Balance at beginning of year                $    79       $   278       $   545
Charge-offs                                    (322)         (856)       (1,600)
Provisions for losses                           891           657         1,333
                                            -------       -------       -------

Balance at end of year                      $   648       $    79       $   278
                                            =======       =======       =======

The net cost of real estate owned operations was as follows (in thousands):


                                                   Years ended September 30,

                                               1997          1996          1995
                                            -------       -------       -------

Net gain from sales                         $   (34)      $  (296)      $  (981)
Provisions for losses                           891           657         1,333
Expenses of holding real estate
  owned, net of rental income                 1,177         1,290         1,029
                                            -------       -------       -------

Total                                       $ 2,034       $ 1,651       $ 1,381
                                            =======       =======       =======

(9) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment (in thousands):



                                                              September 30
                                                              ------------
                                                              1997        1996
                                                          --------    --------

Land                                                      $  1,137    $  1,137
Premises and leasehold improvements                         10,550      11,452
Furniture, fixtures and equipment                            9,705       9,536
                                                          --------    --------
                                                            21,392      22,125
Less accumulated depreciation and amortization              (8,145)     (8,228)
                                                          --------    --------

                                                          $ 13,247    $ 13,897
                                                          ========    ========

The Company leases office space and several branch office sites under operating lease arrangements. Certain of the lease arrangements provide for renewal options and rent escalation clauses. Rental expense for leased facilities included in operating expenses was approximately $1,048,800, $874,000, and $741,000 for 1997, 1996, and 1995, respectively.

The Company currently has two lease agreements for office space and a branch site with a director-related corporation. The leases were for an initial term of five years and seven years, respectively, and have renewal options which extend for an additional five years. Total lease expense for the office space and branch site was $91,033, 75,200, and $71,700 for 1997, 1996, and 1995,
respectively.

The future minimum rental commitments for the leased facilities as of September 30, 1997 were as follows (in thousands):


1998                        $        974
1999                                 767
2000                                 583
2001                                 548
2002                                 484
thereafter                         2,325
                            -------------
                            $      5,681
                            =============

(10) PREPAID EXPENSES AND OTHER ASSETS

A summary of prepaid expenses and other assets follows (in thousands):


                                                            September 30
                                                            ------------
                                                            1997      1996
                                                         -------   -------

Mortgage servicing rights                                $   564   $   592
Deferred tax assets, net                                     233     4,162
Income tax receivable                                        225     8,088
Other assets                                               5,956     5,215
                                                         -------   -------
                                                         $ 6,978   $18,057
                                                         =======   =======

A summary of the activity of mortgage servicing rights was as follows (in thousands):


                                            Years ended September 30,

                                              1997     1996     1995
                                             -----    -----    -----

Balance at beginning of year                 $ 592    $ 716    $ 839
Originated servicing                            86       --       --
Amortization                                  (114)    (124)    (123)
                                             -----    -----    -----

Balance at end of year                       $ 564    $ 592    $ 716
                                             =====    =====    =====

The following table shows activity in goodwill and core deposit intangibles (in thousands):

                                                                                 Total Goodwill
                                                                Core Deposit     & Core Deposit        Accumulated
                                             Goodwill           Intangibles        Intangibles         Amortization
                                           ------------        --------------   -----------------     --------------
Balance at September 30, 1994                $ 14,610               3,677              18,287            $  1,744
Amortization of intangibles                      (992)               (922)             (1,914)              1,914
Other adjustments                                (290)               (228)               (518)                 --
                                             --------            --------            --------            --------

Balance at September 30, 1995                  13,328               2,527              15,855               3,658
Intangible assets acquired                     19,914                  --              19,914                  --
Write-off due to branch sale                       --                (517)               (517)                 --
Amortization of intangibles                    (2,214)               (550)             (2,764)              2,764
                                             --------            --------            --------            --------

Balance at September 30, 1996                  31,028               1,460              32,488               6,422
Amortization of intangibles                    (2,658)               (329)             (2,987)              2,987
Other adjustments                                  73                  --                  73                  --
                                             --------            --------            --------            --------

Balance at September 30, 1997                $ 28,443            $  1,131            $ 29,574            $  9,409
                                             ========            ========            ========            ========

Other adjustments in 1995 represent the realization of tax benefits due to changes in tax law related to amortization of intangibles.

(11) DEPOSITS

Deposit balances consisted of the following (in thousands):


                                                          September 30,

                                               1997                          1996
                                             ---------                     --------
                                                    Weighted                     Weighted
                                                    Average                      Average
                                    Amount          Rate            Amount       Rate
                                    -----------     --------        ----------   -------

Non-interest bearing             $     52,970          -%        $     41,435       -%
Passbook accounts                     233,267       1.98              250,718    2.00
NOW accounts                          110,769       0.53              112,698    0.99
Money market accounts                 107,008       2.49              110,756    2.68
                                    -----------     --------        ----------   -------
                                      504,014       1.56              515,607    1.76
                                    -----------     --------        ----------   -------

Certificate accounts, with
 original maturities of:
  Six months or less                  149,411       4.65              124,073    4.69
  Over six months to one year         283,748       5.09              362,929    5.18
  Over one year to two years          142,173       5.33              111,024    5.54
  Over two years                      273,928       5.99              255,070    6.04
                                    -----------     --------        ----------   -------
                                      849,260       5.34              853,096    5.42
                                    -----------     --------        ----------   -------

                                 $  1,353,274       3.94%        $  1,368,703    4.04%
                                    ===========     ========        ==========   =======

The interest rates in effect as of September 30, 1997 were 1.98% for passbook accounts, 0.25% for NOW accounts, 1.98% for money market accounts and ranged from 2.96% for a one month certificate account to 5.60% for a five year certificate account.

Interest on deposits is summarized as follows (in thousands):

                                           Years Ended September 30,

                                    1997             1996              1995
                                 -------          -------           -------

Passbook accounts                $ 4,894          $ 5,162           $ 5,345
NOW accounts                       1,053            1,009               927
Money market accounts              2,567            3,135             3,735
Certificate accounts              46,375           45,983            36,326
                                 -------          -------           -------

                                 $54,889          $55,289           $46,333
                                 =======          =======           =======

Interest forfeitures resulting from early withdrawals from certificate accounts are credited to interest on deposits. Interest forfeitures reducing the cost of interest on deposits amounted to $222,367, $186,000 and $239,000 for 1997, 1996 and 1995 respectively.

The total amount of time deposit accounts of $100,000 or more was $69.3 million at September 30, 1997.

The following table sets forth the maturities of time deposit accounts at September 30, 1997 (in thousands):


                  Maturity                             Amount
--------------------------------------------       ------------

Under one year                                      $ 611,484
Between one year and two years                        131,816
Between two years and three years                      80,090
Between three years and four years                     14,932
Between four years and five years                      10,651
More than five years                                      287
                                                   ------------
                                                    $ 849,260
                                                   ============


(12) FEDERAL HOME LOAN BANK ADVANCES, REPURCHASE AGREEMENTS AND OTHER BORROWED MONEY

FHLB advances consisted of the following (in thousands):

                                                          September 30,

                                                   1997                   1996
                                          ---------------------  -------------------
                                                       Interest              Interest
                                          Amount         Rate     Amount       Rate
                                          --------    ---------  --------    -------
Short-term advances:                      $219,420        5.65%  $ 97,235       5.54%
                                          --------    ---------  --------    -------
Long-term advances:
    Due 1997                                    --         --      21,500       5.64
    Due 1998                                48,900        5.58     51,200       5.51
    Due 1999                                56,462        5.77     22,427       5.57
    Due 2000                                18,150        6.06      8,500       5.98
    Due 2001                                 6,845        6.66      4,550       6.76
    Due 2002                                 2,000        6.87         --         --
    Due 2003                                 4,157        6.14      4,762       6.14
    Due 2004                                80,000        6.01         --         --
    Due 2006                                 3,577        6.31      3,881       6.31
    Due 2007                                 2,675        6.98         --         --
    Due 2011                                 2,828        6.60      2,953       6.60
                                          --------    ---------  --------    -------
                                           225,594        5.92    119,773       5.70
                                          --------    ---------  --------    -------
                                          $445,014        5.78%  $217,008       5.63%
                                          ========    =========  ========    =======

Repurchase agreements and other borrowed money consisted of the following (in thousands):

                                                         September 30,
                                                   1997                   1996
                                          ---------------------  -------------------
                                                       Interest              Interest
                                          Amount         Rate     Amount       Rate
                                          --------    ---------  --------    -------
Repurchase agreements, due within
  one year                               $ 1,259          4.50%   $14,670        5.22%
Repurchase agreements, due 2002           75,000          6.04         --          --
Other borrowings                             150          4.00        150        4.00
                                         -------       -------    -------     -------
                                         $76,409          6.01%   $14,820        5.21%
                                         =======       =======    =======     =======

The repurchase agreements due in 2002 become callable in 2000 and thereafter until maturity.

The entire amount of repurchase agreements at September 30, 1997 of $76,259,000 represents agreements to repurchase the same securities. The securities collateralizing the repurchase agreements, which are being held by the counter party to the agreement, consisted of the following (in thousands):

                                                     Amortized     Accrued        Market
                                                        Cost       Interest        Value
                                                     -------       -------       -------
FHLMC mortgage-backed securities                     $11,597       $    75       $11,452
FNMA mortgage-backed securities                       37,301           230        37,613
GNMA mortgage-backed securities                       30,456           201        30,464
U.S. Treasury notes                                    1,179             5         1,178
                                                     -------       -------       -------
                                                     $80,533       $   511       $80,707
                                                     =======       =======       =======

The following table summarizes information regarding short-term borrowings (in thousands):

                                                                          Years Ended September 30,
                                                                         1997        1996        1995
                                                                     --------    --------    --------
Short-term FHLB advances:
  Maximum amount outstanding at any month-end                        $268,220    $ 98,255    $ 63,665
  Average amount outstanding                                          165,378      72,049      35,343
  Weighted average interest rate                                         5.60%       5.60%       5.83%
Repurchase agreements:
  Maximum amount outstanding at any month-end                        $  1,579    $ 85,200    $ 84,200
  Average amount outstanding                                              835      52,300      44,500
  Weighted average interest rate                                         4.45%       5.88%       6.26%

In accordance with an agreement with the FHLB of Boston, the Bank is required to maintain qualified collateral, as defined in the FHLB of Boston Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances. The FHLB of Boston Statement of Credit Policy grants members with the ability to borrow up to the value of the member's qualified collateral that has not been pledged to outside sources. Members whose total indebtedness, including borrowings from outside sources, exceeds 30% of assets are required to list and segregate collateral in a sufficient amount to cover the amount of advances outstanding. Advances are secured by the Bank's investment in FHLB stock and a blanket security agreement. The Bank has a capacity to borrow an additional $474 million in advances from FHLB of Boston as of September 30, 1997. The Bank also has a preapproved line of credit up to 2% of total assets.

In connection with its purchase of the Company's common stock, the Employee Stock Ownership Plan (the "Plan") borrowed $794,750 in 1986 under a term note which matured on October 3, 1995 with interest due quarterly at 86.45% of the lender's floating prime rate and $1,163,000 in 1987 under a term note maturing in 1997 with interest due quarterly at 82.5% of the lender's floating prime rate. In 1991, the Plan borrowed $759,000 to purchase additional shares of the Company's common stock under a term note maturing in 1997 with interest due quarterly at the lender's floating prime rate plus .25%. The Company reflects the Plan debt as borrowed money and as a reduction of shareholders' equity. During 1996, the Company repaid all amounts due under the aforementioned borrowings.

(13) CAPITAL SECURITIES

On April 1, 1997 the Company completed a $50 million private placement of 10% capital securities due March 15, 2027. The securities were issued by the Holding Company's recently formed subsidiary, Eagle Financial Capital Trust 1, and are fully and unconditionally guaranteed by the Holding Company. Proceeds from the issue were invested by Eagle Financial Capital Trust I in Junior Subordinated Debentures issued by the Holding Company which represent the sole assets of Eagle Financial Capital Trust 1. The Junior Subordinated Debentures have a principal amount of $50,398,000, bear interest at 10% and mature on April 1, 2027. Net proceeds from the sale of the debentures are being used for general corporate purposes, including capital contributions to the Bank.

(14) INCOME TAXES

Charges for income taxes in the consolidated statements of income comprised the following (in thousands):


                                         Years ended September 30,

                                        1997        1996       1995
                                    --------    --------   --------
Current:
  Federal                           $  4,847    $  6,200   $  6,155
  State                                1,497       1,752      2,005
                                    --------    --------   --------
                                       6,344       7,952      8,160
                                    --------    --------   --------
Deferred:
  Federal                               (236)      1,844        160
  State                                 (118)        434         98
                                    --------    --------   --------
                                        (354)      2,278        258
                                    --------    --------   --------
Total:
  Federal                              4,611       8,044      6,315
  State                                1,379       2,186      2,103
                                    --------    --------   --------
                                    $  5,990    $ 10,230   $  8,418
                                    ========    ========   ========


The actual income tax expense for 1997, 1996 and 1995 differs from the "expected" income tax expense for those years (computed by applying the U.S. federal statutory corporate tax rate of 35%) as follows (in thousands):

                                                                     Years ended September 30,
                                                                     1997       1996        1995
                                                                 --------   --------    --------
Expected income tax on income before income taxes                $  4,657   $  8,975    $  7,145
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal income tax benefit               896      1,421       1,369
  Other, net                                                          437       (166)        (96)
                                                                 --------   --------    --------

                                                                 $  5,990   $ 10,230    $  8,418
                                                                 ========   ========    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                 September 30,
                                                                                 -------------
                                                                                  1997       1996
                                                                               -------    -------
Deferred tax assets:
  Post-retirement benefits                                                     $ 1,153    $ 1,837
  Deferred compensation                                                            223        239
  Loans receivable, principally due to allowance for loan losses                 4,139      3,163
  Intangibles                                                                      633        406
  Unrealized loss on securities available for sale                                  --      1,310
  Other miscellaneous                                                              374        672
                                                                               -------    -------
Total gross deferred assets                                                      6,522      7,627
                                                                               -------    -------
Deferred tax liabilities:
  Premises and equipment, principally due to differences in depreciation        (1,309)    (1,343)
  Tax discount on acquired loans                                                (1,397)    (1,698)
  Deferred loan fees                                                              (610)      (424)
  Unrealized gain on securities available for sale                              (2,973)        --
                                                                               -------    -------
Total gross deferred tax liabilities                                            (6,289)    (3,465)
                                                                               -------    -------
Net deferred tax asset                                                         $   233    $ 4,162
                                                                               =======    =======

The valuation allowance for deferred tax assets as of September 30, 1997 and 1996 was $0. There was no change in the valuation allowance during the years ended September 30, 1997 and 1996.

In order to fully realize the gross deferred tax asset, the Company will need to either generate tax losses to carryback to recover taxes previously paid or generate future taxable income. Based upon the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the gross deferred tax assets.

The Company has not provided deferred income taxes for the Bank's tax return reserve for bad debts that arose in tax years beginning before September 30, 1988 because it is not expected that this difference will reverse in the foreseeable future. The cumulative net amount of temporary differences related to the reserve for bad debts for which deferred taxes have not been provided was approximately $13.8 million at September 30, 1997. If the Company does not meet the remaining income tax requirements of IRC section 593, as amended by The Small Job Protection Act of 1996, the Bank could incur a tax liability for the previously deducted tax return loan losses in the year in which such requirements are not met. This potential liability for which no deferred income taxes have been provided was approximately $5.7 million as of September 30, 1997.

(15) STOCK OPTION PLANS

The Company maintains incentive and non-incentive stock option plans for the benefit of its directors, officers and certain other employees. In October 1995, the Financial Accounting Standard Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Under the provisions of this Statement, the Company has elected to continue to measure compensation for its option plans using th accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". Disclosure information requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal year that begin after December 31, 1994.

The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its stock option plans in the Consolidated Statements of Income. Had compensation cost for the Company's stock option based compensation plans been determined consistent with SFAS No. 123; the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                 Years Ended September 30,
                                                     1997         1996
                                                  ---------   ----------
Net Income:
  As Reported                                  $      7,315    $     15,493
  Pro Forma                                    $      6,387    $     15,305

Primary Net Income Per Share:
  As Reported                                  $       1.13    $       2.44
  Pro Forma                                    $       0.99    $       2.41

Fully Diluted Net Income Per Share:
  As Reported                                  $       1.12    $       2.42
  Pro Forma                                    $       0.97    $       2.39


The effects of applying this Statement for providing pro forma disclosures are not likely to be representative of the effects on reported net income and net income per share for future years. This is due to the fact that awards may vest over several years and stock options may be granted each year.

At  September  30, 1997,  1996 and 1995,  554,991,  895,379 and 973,298  shares, respectively, were reserved for issuance in connection with incentive and non-incentive stock option plans for the benefit of directors, officers and certain other employees. Under the terms of the stock option plans, the exercise price of each option granted equals the market price of the Company's stock on the date of grant and each option has a maximum contractual life of ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions used for grants issued during 1997 and 1996: expected option term of ten years, expected dividend yield of 1.85%, expected volatility of 25.22% and weighted average risk-free interest rate of 5.47%.

A summary of the status of the Company's stock option plans at September 30, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                                                     1997                          1996                       1995
                                                            Weighted                    Weighted                    Weighted
                                                            Average                     Average                     Average
                                                            Exercise                    Exercise                    Exercise
                                             Shares         Price         Shares        Price         Shares        Price
                                             ----------- ---------------  ---------- ---------------- ----------  ----------
Options outstanding at beginning of year       514,127     $   14.12       550,156     $   12.77       387,785     $    10.27
Granted                                        140,507         34.58        46,620         23.57       172,888          17.84
Exercised                                      (63,027)         9.99       (77,919)        10.51       (39,864)          8.71
Forfeited/canceled                              (2,475)        18.18        (4,730)         9.83            --          --
Converted upon MidConn acquisition             (69,944)        11.78            --            --            --          --
Stock dividend                                      --            --            --            --        29,347          --
                                              --------     -----------     --------     -----------    --------     -----------
Options outstanding at end of year             519,188     $   20.45       514,127     $   14.12       550,156     $    12.77
                                              ========     ===========     ========     ===========    ========     ===========

Options Exercisable at Year End                473,688                      473,527                     548,866

Weighted Average Per Share Fair Value
  of Options Granted During the Year       $     11.99                     $   7.71                         N/A

The following table summarizes information about the Company's stock option plans for options granted that are outstanding at September 30, 1997.


                                                Options Outstanding at                             Options Exercisable at
                                                  September 30, 1997                                  September 30, 1997
                                                     Weighted
                                                      Average                Weighted                                 Weighted
                                                     Remaining               Average                                  Average
                                    Number       Contractual Life            Exercise           Number                Exercise
Range of Exercise Prices          Outstanding       (In Years)                Price          Exercisable               Price
------------------------------  ---------------  -----------------  -------------------- ---------------- ---------------------
$6.61-$8.64                     127,481                 2.1                $  7.88              127,481          $  7.88
$12.71-$13.95                    22,384                 5.2                  13.95               22,384            13.95
$16.36-$18.41                   199,723                 7.6                  18.07              199,723            18.07
$20.91-$23.00                     6,000                 8.4                  23.00                6,000            23.00
$25.25-$28.50                    60,600                 8.7                  26.88               60,600            26.88
$30.375 - $39.75                103,000                10.0                  38.11               57,500            36.82
                                ---------------  -----------------  -------------------- ---------------- ---------------------
Totals                          519,188                 6.8                  20.45              473,688            18.60
                                ===============  =================  ==================== ================ =====================

(16) RESTRICTION ON SUBSIDIARY DIVIDENDS

The Company's ability to pay dividends to shareholders is substantially dependent on funds received from the Bank. Regulations governing the payment of dividends by savings institutions, as set forth by the OTS establish three tiers of institutions for purposes of determining the level of dividends that can be paid. Under these rules, the Bank is able to pay dividends in an amount equal to one-half of its surplus capital at the beginning of the year plus all net income for the calendar year. The OTS regulations permit the OTS to prohibit capital distributions in certain circumstances.

(17)  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital (as defined in the regulations) to risk-weighted assets (as defined), and tangible and core capital (as defined) to tangible assets (as defined). Management believes that as of September 30, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are presented in the following table in addition to the minimum capital requirements and well-capitalized capital requirements.




                                                                                                 For Capital
                                                   Actual                                     Adequacy Purposes
                                           ----------------------      -------------------------------------------------------------
                                           Amount       Ratio                Amount                                  Ratio
                                           ------------ ----------     ------------------------------     --------------------------
As of September 30, 1997:
    Tangible capital                   $   156,550      7.59%       greater than or equal to $ 30,941  greater than or equal to 1.5%
    Core capital                           156,550      7.59%       greater than or equal to   61,881  greater than or equal to 3.0%
    Tier I risk-based capital              156,550     16.88%                                     N/A                           N/A
    Total risk-based capital               165,668     17.87%       greater than or equal to   74,186  greater than or equal to 8.0%

As of September 30, 1996:
    Tangible capital                   $   103,902      6.01%       greater than or equal to $ 25,493  greater than or equal to 1.5%
    Core capital                           103,902      6.01%       greater than or equal to   51,885  greater than or equal to 3.0%
    Tier I risk-based capital              103,902     13.42%                                     N/A                           N/A
    Total risk-based capital               113,207     14.62%       greater than or equal to   61,949  greater than or equal to 8.0%

                                                                 To Be Well
                                                              Capitalized Under
                                                              Prompt Corrective
                                                              Action Provisions
                                        -----------------------------------------------------------------
                                                   Amount                              Ratio
                                        -------------------------------      ----------------------------
As of September 30, 1997:
    Tangible capital                                                N/A                             N/A
    Core capital                     greater than or equal to $ 103,136   greater than or equal to  5.0%
    Tier I risk-based capital        greater than or equal to    55,640   greater than or equal to  6.0%
    Total risk-based capital         greater than or equal to    92,733   greater than or equal to 10.0%

As of September 30, 1996:
    Tangible capital                                                N/A                             N/A
    Core capital                     greater than or equal to $ 86,476    greater than or equal to  5.0%
    Tier I risk-based capital        greater than or equal to   46,462    greater than or equal to  6.0%
    Total risk-based capital         greater than or equal to   77,437    greater than or equal to 10.0%

(18) EMPLOYEE BENEFIT PLANS

The Bank maintains a noncontributory defined benefit pension plan through the Financial Institutions Retirement Fund (the "Fund") covering all eligible employees. The plan is part of a multiple employer plan in which details as to the Bank's relative positions are not readily determinable. Therefore, information relating to the value of vested and nonvested accumulated plan benefits and assumed rates of return used in determining such values is not disclosed. Employer contributions to the Fund in 1997, 1996 and 1995 were $118,000, $396,000 and $123,000, respectively, and these amounts are expensed to operations in the year contributed. The 1997 and 1995 contribution amounts are net of credits received from the Fund of $292,700 and $221,000, respectively.

The Company also maintains a retirement plan under a non-contributory group annuity contract for former employees of MidConn Bank who had completed one full year of service and attained age 21 as of the date of acquisition. At September 30, 1997, all eligible former employees of MidConn Bank were covered under the plan. The plan assets are invested in a short term fixed income fund. Annual contributions will be made to the plan in amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Security Act of 1974. Retirement benefits are based on a percentage of compensation for each year of service up to 30 years.

The following table sets forth the plan's funded status and amounts recorded in the Company's consolidated financial statements (in thousands).

                                                                            September 30,
Actuarial present value of benefit obligations:                           1997      1996
---------------------------------------------------------------------   -------    -------
Accumulated benefit obligation, including vested benefits of
  $1,558 in 1997 and $1,869 in 1996                                     $ 1,580    $ 1,934
                                                                        -------    -------

Projected benefit obligation for service rendered to date               $ 1,882    $ 3,222
Plan assets at fair value                                                 2,172      2,424
                                                                        -------    -------

Projected benefit obligation less than (in excess of) plan assets           290       (798)
Unrecognized net asset                                                       --        (12)
Unrecognized net loss (gain)                                                 --        303
Unrecognized prior service cost                                              --          4
                                                                        -------    -------

Prepaid (accrued) pension cost                                          $   290    $  (503)
                                                                        =======    =======

                                                             Years Ended September 30,

                                                               1997     1996     1995
                                                              -----    -----    -----
Net pension cost included the following components:
  Service cost - benefits earned during the period            $ 268    $ 299    $ 254
  Interest cost on projected benefit obligation                 234      229      203
  Actual return on plan assets                                 (841)    (191)    (159)
  Curtailment gain                                             (765)       -        -
  Net amortization and deferral                                 621       46       20
                                                              -----    -----    -----
  Net periodic pension cost (benefit)                         $(483)   $ 383    $ 318
                                                              =====    =====    =====

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.0% at September 30, 1997 and 7.75% and 5.5% at September 30, 1996, respectively. The expected long-term rate of return on plan assets was 9% in 1997 and 1996.

The Company sponsors an ESOP that covers all full-time employees. The Company makes annual contributions to the ESOP at the discretion of the Company. The Company contributes funds that allow for the purchase of shares by the ESOP on the open market. All dividends received by the ESOP are allocated to employees accounts. The ESOP shares were initially pledged as collateral against the debt. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid during the year. The debt was fully repaid in 1996. The ESOP shares are as follows:


                                                       September 30,
                                                       1997      1996
                                                    -------   -------

Allocated Shares                                    275,492   229,564
Shares released for allocation                           --    19,993
    Total ESOP shares                               275,492   249,557
                                                    =======   =======

A summary of the components of ESOP contribution expense by the Company is as follows (in thousands):


                                                  Years Ended September 30,
                                                  1997      1996      1995
                                                  ----      ----      ----

Principal component                               $ --      $ 94      $452
Interest component                                  --        10        33
Purchase of shares on
  Open Market                                      375       309        --
                                                  ----      ----      ----

     Total contribution expense                   $375      $413      $485
                                                  ====      ====      ====

Effective in the first quarter of fiscal 1995, the Bank established an employee savings plan under Section 401(k) of the Internal Revenue Code. Under the savings plan, the Bank has matched $0.25 in fiscal 1996 and 1995 and $0.50 in fiscal 1997 for every $1.00 of the employee's contribution which is not in excess of 4% of the employees total compensation. The Bank recorded an expense related to the savings plan in the amount of $159,000, $146,000 and $41,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Included in the 1996 expense is an additional match of $0.25 for every $1.00 of the amount contributed by employees in 1995.

(19) OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the aforementioned plans, the Company provides medical and dental insurance programs to its retirees. The retiree programs are first available at age 60 with 25 years of credited service or at age 65 with 10 years of credited service. Some retirees are required to contribute to the cost of their coverage and the provisions may be changed at the discretion of the Company.

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                               September 30,
                                                                               -------------
                                                                               1997       1996
                                                                            -------    -------
Accumulated postretirement benefit obligation:
  Retirees                                                                  $(1,357)   $(1,286)
  Fully eligible active plan participants                                      (113)      (108)
  Other active plan participants                                               (273)      (624)
                                                                            -------    -------
  Accumulated Postretirement benefit obligation                              (1,743)    (2,018)
Plan assets at fair value                                                        --         --
                                                                            -------    -------
Accumulated Postretirement benefit obligation in excess of
  plan assets                                                                (1,743)    (2,018)
Unrecognized prior service cost                                                (331)      (374)
Unrecognized net loss gain                                                     (457)      (488)
                                                                            -------    -------
Net postretirement benefit liability included in other liabilities          $(2,531)   $(2,880)
                                                                            =======    =======

Assumptions   used  in   determining   the   actuarial   present  value  of  the
postretirement benefit obligation are as follows:

                                                       Years Ended September 30,
                                                      1997        1996     1995
                                                      ----        ----     ----

Discount rate                                         7.25%       7.75%     7.5%
Rate of increase on health care costs
   Initial                                            8%          9%       10%
   Ultimate                                           5%          5%        6%

The resulting net periodic postretirement benefit expense consisted of the following components (in thousands):


                                                       Years Ended September 30,
                                                       1997     1996     1995
                                                      -----    -----    -----

Service cost --
  benefits earned during the period                   $  18    $  71    $  64
Interest cost on accumulated
  postretirement benefit obligation                     109      169      161
Prior service credit                                    (43)      --       --
Net amortization                                        (18)     (45)     (48)
                                                      -----    -----    -----

Net postretirement benefit expense                    $  66    $ 195    $ 177
                                                      =====    =====    =====

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits is 8% for 1997 and is assumed to decrease by 1% annually to 5% in 2001 and remain at that level thereafter. This health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 by 9%, and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1997 by 9%.

During fiscal 1997, the Company recorded a gain of $381,100 from a partial curtailment of the MidConn postretirement benefit plan.

(20) COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure related to these items is summarized below (in thousands):

                                                                   September 30,
                                                                 1997        1996
                                                                -------     -------
Loan commitments:
  Approved loan commitments                                     $30,721     $22,181
  Commitments to sell loans                                       3,817       1,843
  Commitments to purchase loans                                      --       1,200
  Unadvanced portion of construction loans                       11,117      10,228
  Unadvanced portion of home equity lines of credit              39,492      38,640
  Unadvanced portion of commercial lines of credit               22,044      10,697
Standby letters of credit                                         1,457         740
                                                                =======     =======

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on approved loan commitments and lines of credit are a combination of fixed and variable. Interest rates on construction loans, which generally mature within nine to twelve months, are adjustable.

Commitments outstanding at September 30, 1997 consist of adjustable and fixed rate loans of $23,858,500 and $3,905,000, respectively, at rates ranging from 5.25% to 9.99%. An additional $2,957,125 of commitments outstanding are represented by loans whose interest rates will be determined at a future date at the discretion of the borrower. Commitments outstanding at September 30, 1996 consist of adjustable and fixed rate loans of $14,275,000 and $5,502,000 respectively, at rates ranging from 5% to 10.25%. An additional $1,767,000 of commitments outstanding are represented by loans whose interest rates will be determined at a future date at the discretion of the borrower. Commitments to originate loans generally expire within 60 days.

Standby letters of credit commit the Bank to make payments on behalf of third party customers in the event of nonoccurrence of certain specified future events. Standby letters of credit are subject to the Bank's underwriting and collateral guidelines for extending credit. The amount of collateral, if any, supporting outstanding letters of credit is based upon management's credit analysis of the counterparty. Interest rates are generally variable.

The Bank entered into interest rate cap and collar contracts during the year ended September 30, 1997. In June 1997, the Bank entered into a collared floating rate advance with the FHLB of Boston, which incorporates both an interest rate cap and an interest rate floor. The collared advance has an $80 million notional amount, a maximum interest rate of 8.01%, a minimum interest rate of 5.76% and a maturity of June 18, 2004. In August 1997, the Bank purchased a separate interest rate cap contract with a notional amount of $41 million, a cap rate of 7.00% and a termination date of August 19, 2002. The cost of the interest rate cap contract was $713,400. The counterparty to the interest rate cap contract is Morgan Stanley Capital Services, Inc. The interest rate cap contract is matched against two fixed rate borrowings with maturities of one and two years, respectively, and a five year fixed rate borrowing that is callable after three years. The Company anticipates the need to re-borrow upon the maturity of the one and two year borrowings as these borrowings are funding longer average-life securities.

The Company is party to various legal proceedings normally incident to the kind of business conducted. Management believes that no material liability will result from such proceedings.

     (21) SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     The Company primarily grants residential and consumer loans to customers located within its primary market area in the State of Connecticut. The majority of the Company's loan portfolio is comprised of residential mortgages. At September 30, 1997, residential mortgage loans, including residential construction loans, totaled $946 million, excluding off-balance-sheet items. All such loans are collateralized by real estate, of which a majority are located in Connecticut.

     (22) FAIR VALUE OF FINANCIAL INVESTMENTS

     The Company is required to provide supplemental financial disclosures on the estimated fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments as defined in SFAS No. 107 include cash and cash equivalents, mortgage-backed securities, loans, deposits, borrowings and certain off-balance sheet items. Other assets that are not considered financial instruments under SFAS No. 107 are excluded from fair value disclosures such as real estate owned and premises and equipment.

     Fair value estimates are made at a specific point in time based on market information, where available, or other more subjective information if a market for the financial instrument does not exist. These estimates incorporate assumptions and other matters of judgment and may not reflect the true financial impact that could result from selling the entire portfolio of a financial instrument on one date, including any income tax consequences.

     The following table presents fair value information on the Company's investment and mortgage-backed security portfolios (in thousands):



                                              September 30, 1997                          September 30, 1996
                                     -------------------------------------       -------------------------------------
                                  Carrying                      Estimated           Carrying            Estimated
                                   Amount                       Fair Value            Amount            Fair Value
                               --------------                 --------------      --------------       -------------

Investment Securities            $ 53,061                     $  53,061           $     52,063          $   51,961
Mortgage-backed Securities        743,943                       743,943                462,308             462,256
                              ------------                    ----------          -------------       -------------
  Total                          $797,004                     $ 797,004           $    514,371          $  514,217
                              =============                   ===========         ==============      =============

     The fair value of investment and mortgage-backed securities is based on available market quotes.

     The following table represents fair value in formation for the Bank's loan portfolio (in thousands):


                                                                Allowance
    September 30, 1997:             Principal                   and Other            Carrying           Estimated
                                      Value                    Adjustments            Amount            Fair Value
                                   ------------                -----------        --------------      -------------

Real estate mortgage loans       $   1,019,263                $    7,190          $ 1,012,073         $  1,013,324
Consumer and non-
 mortgage commercial loans             120,556                     4,248              116,308              122,255
                                 -------------                ----------          -----------         ------------
  Total                          $   1,139,819                $   11,438          $ 1,128,381         $  1,135,579
                                 =============                ==========          ===========         ============

                                                              Allowance
September 30, 1996:                Principal                   and Other          Carrying             Estimated
                                    Balance                   Adjustments          Amount              Fair Value
                                    -------------             ---------------    --------------        ------------
Real estate mortgage loans         $1,001,259                 $ 10,346             $  990,913        $    991,491
Consumer and non-
mortgage commercial loans             106,247                    2,504                103,743             104,863
                                   --------------             ---------------    ------------        ------------
  Total                            $1,107,506                 $ 12,850           $  1,094,656        $  1,096,354
                                   ==============             ===============    ============        ============

     In developing the estimated fair values above, the Bank's loan portfolio was segregated by type of loan, performing status and interest rate (fixed or variable). In general, fair value was estimated by discounting contractual cash flows adjusted for repayment estimates using discount rates developed by the secondary market.

     Assumptions have been made in developing these fair values based on historical experience and market conditions. Because there is no immediate market for many of the above loans, there is no basis for determining whether the fair value presented above would be indicative of the value negotiated in an actual sale.

     The estimated fair value of the Bank's deposit portfolio is as follows (in thousands):


                                                                             September 30,
                                                1997                            1996
                                  ----------------------------          --------------------------
                                    Carrying         Estimated          Carrying         Estimated
                                     amount          Fair Value            amount        Fair Value
                                  ----------        ----------        ----------        ----------
Non-interest bearing              $   52,970        $   52,970        $   41,435        $   41,435
Passbook accounts                    233,267           233,267           250,718           250,718
NOW accounts                         110,769           110,769           112,698           112,698
Money market accounts                107,008           107,008           110,756           110,756
Certificate accounts                 849,260           850,532           853,096           855,691
                                  ----------        ----------        ----------        ----------
  Total deposits                  $1,353,274        $1,354,546        $1,368,703        $1,371,298
                                  ==========        ==========        ==========        ==========



     The fair value of deposits with no stated maturity, such as passbook, NOW and money market accounts, is assumed to be equal to the amount payable on demand on September 30, 1997 and 1996. The fair value of time deposits is based on the discounted value of contractual cash flows, using rates offered at September 30, 1997 and 1996 for deposits with similar remaining maturities.

     The fair value of FHLB advances, estimated using rates available at September 30, 1997 and 1996 for debt of similar terms and remaining maturities was $445.4 million and $218 million at September 30, 1997 and 1996, respectively. The fair value of repurchase agreements and other borrowed money, estimated using rates available at September 30, 1997 and 1996 for debt of similar terms and maturities, was $76.6 million and $15 million at September 30, 1997 and 1996, respectively. The fair value of FHLB stock accrued interest receivable, accrued interest payable and loan commitments approximate the carrying value at September 30, 1997 and 1996. The fair value of capitalized mortgage servicing rights was $571,000 at September 30, 1997. The fair value of the interest rate cap contract was $569,900 at September 30, 1997.

     (23) SUBSEQUENT EVENT

     On October 27, 1997, the Company announced the signing of an agreement and plan of merger whereby the Company would be acquired by Webster Financial Corp. ("Webster") in a stock-for-stock tax free exchange. Holders of the Company common stock would receive .84 shares of Webster common stock for each share of the Company common stock. The transaction, subject to required regulatory and shareholder approvals, is expected to close in the quarter ended March 31, 1998.

     (24) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, which superseded SFAS No. 122 and established the accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, specifies the accounting for servicing assets and liabilities, and specifies the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially al of its recorded investment.

     Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered, and derecognizes liabilities only when they have been paid, or the entity is legally released from being the primary obligor under the liability judicially or by the creditor. SFAS No. 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it has derecognized. Such retained interest are recorded based on the relative fair values of the retained interests and derecognized assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with pledge of collateral. Under SFAS No. 125 certain collateralized borrowings may result in asset derecognition when the assets provided as collateral may be derecognized based on whether the secured party takes control over the collateral and whether the secured party is: (1) permitted to repledge or sell the collateral; and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation of the liability or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

     SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to and over the period of net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on the fair value.

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for those transfers related to secured borrowings, repurchase agreements and similar transactions which are effective after December 31, 1997. The adoption of these remaining requirements is not expected to materially effect the Company's results of operations. As a result of loans sold with servicing rights retained, the Bank recorded $86,000 in mortgage servicing assets and $6,600 in related amortization during fiscal 1997, pursuant to SFAS No. 125 and SFAS No. 122, an accounting pronouncement with substantially the same requirements. SFAS No. 122 was applicable to the Bank during the three month period October 1, 1996 through December 31, 1996.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Financial Information About Capital Structure". SFAS No. 128 simplifies the standards found in Accounting Principles Board Opinion No. 15 ("APB 15") for computing earnings per share ("EPS"), and makes them comparable to international standards.

     Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statements of operations. Basic EPS, which replaces primary EPS required by APB 15 for entities with complex capital structures, excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Upon adoption of SFAS No. 128, all prior-period EPS data will be restated. The Company will adopt SFAS No. 128 effective December 31, 1997. The Company does not expect this pronouncement to significantly impact its consolidated financial statements.

     SFAS No. 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. As SFAS No. 129 makes no changes to previous accounting pronouncements as those pronouncements applied to the Company, adoption of SFAS No. 129 will have no impact on the Company's result of operations and financial condition.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income is to be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS No. 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     SFAS No. 130 is effective for the Bank's fiscal year beginning October 1, 1998. SFAS No. 130 requires the presentation of information already contained in the Bank's financial statements and therefore will not have an impact on the Bank's financial position or results of operation.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an enterprise and Related Information". SFAS No. 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders.

     SFAS No. 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 131 is effective for the Bank's financial statements for periods beginning after December 15, 1997. SFAS No. 131 is a disclosure requirement and therefore will not have an effect on the Bank's financial position or results of operations.

     (25) EAGLE FINANCIAL CORP. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (IN THOUSANDS)


Balance Sheets                                                                   September 30,
                                                                  -------------------------------------------
                                                                        1997                       1996
                                                                  --------------               -------------
Assets:
  Cash                                                     $            -                     $     -
  Interest-bearing deposits                                         2,893                         805
                                                                  --------------              -------------
    Cash and cash equivalents                                       2,893                         805

  Investment securities available for sale                             85                           -
  Investment securities held to maturity                                -                          85
  Investment in Bank subsidiary                                   186,371                     136,326
  Investment in Eagle Financial Capital Trust
    I subsidiary                                                    1,531                           -
  Dividend receivable                                               1,800                         900
  Receivable from Bank subsidiary                                     151                         347
  Other assets                                                        191                         178
                                                                 ---------------         ------------------
      Total assets                                         $      193,022                 $   138,641
                                                                  ==============         ==================


Liabilities and Shareholders' Equity:
  Payable to Bank subsidiary                               $           38                 $       638
  Accrued expenses and other liabilities                            2,201                         249
  Junior subordinated debentures                                   50,154                           -
  Shareholders' equity                                            140,629                     137,754
                                                                ----------------          -----------------
      Total liabilities and shareholders' equity           $      193,022                $    138,641
                                                                ================         ==================

                                       95


Statements of Income                                                   Years Ended September 30,
                                                         --------------------------------------------------------
                                                             1997                    1996                1995
                                                         ------------            -------------       ------------
Interest on investments                                    $  246               $     28            $     71
Dividends from Bank subsidiary                              2,900                  3,200               2,000
Interest expense                                           (2,508)                     -                   -
Other expenses                                               (799)                  (872)               (909)
                                                          ------------          -------------       -------------
Income before income taxes and
  equity in undistributed earnings of                        (161)                 2,356               1,162
  subsidiaries
Income tax benefit                                          1,243                    353                 364
                                                          ------------          -------------       -------------
Income before equity in undistributed
  earnings of subsidiaries                                  1,082                  2,709               1,526
Equity in undistributed earnings of
  Bank subsidiary                                           6,252                 12,784              10,520
Equity in undistributed loss of Eagle Financial
  Capital Trust I subsidiary                                  (19)                     -                   -
                                                           -----------          -------------       ------------
     Net income                                            $7,315             $   15,493        $     12,046
                                                          ============          =============       ============


Statements of Cash Flows                                                           Years Ended September 30,
                                                                     ------------------------------------------------------
                                                                         1997                  1996                    1995
                                                                    ------------          ------------            -------------
  Net income                                                     $     7,315             $      15,493            $     12,046
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Equity in undistributed earnings of
     Bank subsidiary                                                  (6,252)                 (12,784)                (10,520)
    Equity is undistributed loss of Eagle Financial Capital
     Trust I subsidiary                                                   19                        -                       -
    Decrease (increase) in other assets                                 (913)                    (945)                    103
    Increase (decrease) in accrued expenses
      expenses and other liabilities                                   1,952                     (129)                    837
                                                                    ----------               -----------            ----------
Net cash provided by operating activities                              2,121                    1,635                   2,466
                                                                    ----------               -----------            ----------
Investing activities:
  Decrease (increase) in receivable from Bank subsidiary                 196                      530                  (1,081)
  Investment in Bank subsidiary                                      (43,793)                       -                 (14,700)
  Investment in Eagle Financial Capital Trust I subsidiary            (1,550)                       -                       -
                                                                    ----------               -----------            -----------
    Net cash provided (used) by investing activities                 (45,147)                     530                 (15,781)
                                                                    ----------               -----------            -----------

Financing activities:
  Cash dividends                                                      (5,777)                  (4,132)                 (3,627)
 Proceeds from exercise of stock options and
    other                                                              1,337                    1,122                     873
 Payment of fractional shares from stock dividend                          -                        -                      (8)
 Proceeds from sale of common stock                                        -                        -                  16,657
 Proceeds from junior subordinated debentures                         50,154                        -                       -
  Increase in payable to Bank subsidiary                                (600)                     609                       2
                                                                    ----------               -----------            ----------
    Net cash provided (used) by financing activities                  45,114                   (2,401)                 13,897
                                                                    ----------               -----------            ----------

Increase (decrease) in cash and cash equivalents                       2,088                     (236)                    582
Cash and cash equivalents at beginning of year                           805                    1,041                     459
                                                                    ----------               -----------            ----------

Cash and cash equivalents at end of year                       $       2,893               $      805               $   1,041
                                                                    ==========               ===========            ==========

                                       96

     (26) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended
                                       --------------------------------------------------------------------------------------------

                                        12/31/96         3/31/97        6/30/97      9/30/97          Total
                                       ----------       ---------      ---------  -----------     -----------
Fiscal 1997
Interest income                     $  31,226       $   31,595       $ 34,420    $ 35,765       $  133,006
Interest expense                       17,322           17,484         18,962      20,113           73,881
                                       ----------       ---------      ---------  -----------     -----------
Net interest income                    13,904           14,111         15,458      15,652           59,125
Provision for loan losses                 725              675          7,278         300            8,978
Net gain (loss) on sale of
  securities                                -               30            (65)         25              (10)
Gain (loss) from mortgage
  banking activities                       20               16             16          72              124
Gain on sale of deposits                    -                -            546           -              546
Loss on disposal of premises
  and equipment                             -                -           (912)         (3)            (915)
Non-interest income                     1,466            1,637          1,593       1,833            6,529
Non-interest expense                    8,587            9,075         15,575       9,879           43,116
Income tax provision (benefit)          2,497            2,462         (1,902)      2,933            5,990
                                       ----------       ---------      ---------  -----------     -----------
Net income (loss)                   $   3,581        $   3,582      $  (4,315)    $ 4,467        $   7,315
                                       ==========       =========      =========  ===========     ===========


Net income (loss) per share:
  Primary                           $    0.56         $   0.56        $ (0.67)    $  0.68        $    1.13
  Fully diluted                     $    0.55         $   0.56        $ (0.67)    $  0.68        $    1.12


     The quarter ended June 30, 1997 includes a provision for loan loss $3.4 million related to the sale of troubled loans and several charges related to the merger with MidConn: a provision for loan losses of $2.7 million, a loss on disposal of premises and equipment of $455,000 and $3.5 million of merger expenses. The quarter also includes a gain on sale of deposits of $546,000 resulting from the sale of a branch office acquired from MidConn.


                                                                Three Months Ended
                                      -------------------------------------------------------------------
                                       12/31/95        3/31/96      6/30/96       9/30/96        Total
                                      ----------      ---------    ----------   -----------     ---------
Fiscal 1996
Interest income                  $    28,412       $  30,354     $ 31,007       $ 30,795      $ 120,568
Interest expense                      15,726          17,505       17,151         17,105         67,487
                                      --------      ---------    ----------     ---------     -----------
Net interest income                   12,686          12,849       13,856         13,690         53,081
Provision for loan losses                350           1,532          659            725          3,266
Net gain (loss) on sale of
  securities                             631          (1,163)          64              5           (463)
Gain from mortgage banking
  activities                               6          (1,698)         255             (5)        (1,442)
Gain on sale of deposits                   -          15,904            -              -         15,904
Non-interest income                    1,472           1,391        1,510          1,458          5,831
Non-interest expense                   8,319          11,340        9,387         14,876         43,922
Income tax provision (benefit)         2,594           5,721        2,073           (158)        10,230
                                      --------      ---------    ----------     ---------     -----------
Net income (loss)                $     3,532           8,690        3,566           (295)        15,493
                                      ==========      =========    ==========     =========    ==========

Net income (loss) per share:
  Primary                        $      0.56         $  1.38       $ 0.56        $ (0.06)      $   2.44
  Fully diluted                  $      0.55         $  1.37       $ 0.56        $ (0.06)      $   2.42



During the quarter ended March 31, 1996, the Company's operations effected by several non-recurring items that resulted in a substantial increase in net income. The most significant was a $15.9 million gain from the sale of branch offices and related deposits. Several charges were recorded which partially offset the gain including: a $1.2 million loss on the sale of securities as a result of an approximate $100 million restructuring of the security portfolio, a $1.7 million loss from the valuation of loans held for sale, $1.2 million of non-recurring expenses principally related to marketing and consulting and an increased loan loss provision that recognized a recent trend of higher loan charge-off to loan balance ratios for certain loan categories. The quarter ended September 30, 1996 includes a $5.4 million charge related to an assessment to recapitalize the SAIF.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Eagle Financial Corp.:

We have audited the accompanying consolidated balance sheets of Eagle Financial Corp. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1995.




KPMG Peat Marwick LLP

Hartford, Connecticut
October 27, 1997
                                       98

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

     Item 10. Directors and Executive Officers of the Registrant

         Pursuant to the Company's Bylaws, the Board of Directors currently is comprised of ten people which, pursuant to the Company's Restated Certificate of Incorporation, are divided into three classes, with the number of directors in each class to be as nearly equal in number as possible. The term of office of only one class of directors expires each year, and their successors are elected for terms of three years and until their successors are elected and qualified. Eagle's Board currently has three directors whose terms of office expire at the 1998 Annual Meeting, Messrs. Alden, Britton and Torrizo. In addition, the Board has three directors whose terms of office expire at the 1999 Annual Meeting and four directors whose terms expire at the 2000 Annual Meeting. Eagle's annual stockholders meeting that would normally be scheduled in January 1998 has been delayed pending the completion of a special shareholders meeting required to vote on the acquisition of Eagle by Webster Financial Corp. ("Webster").

     On October 27, 1997, the Company announced the signing of a definitive agreement to merge with and into Webster. The merger would be accomplished by a stock for stock exchange based on a fixed exchange ratio of 0.84 shares of Webster common stock for each share of Eagle common stock. The transaction is subject to shareholder and regulatory approval. Eagle and Webster will both hold special meetings of stockholders sometime during the quarter ending March 31, 1998 at which time their respective stockholders will be asked to consider and vote upon the proposed merger. In the event the acquisition by Webster is approved by all required parties, it would be unnecessary for Eagle to hold its regular 1998 Annual Meeting.

     Messrs. Alden, Britton and Torrizo are scheduled to be nominated by the Board of Directors of the Company at the 1998 Annual Meeting to serve for new three year terms expiring in 2001. There is no cumulative voting for election of directors. The three nominees receiving the greatest number of votes cast for the election of directors at the Annual Meeting would become directors at the conclusion of the tabulation of votes.

     Eagle is the holding company for Eagle Bank (the "Bank"), which is the resulting institution from the merger on January 1, 1993 of Eagle's then two savings institution subsidiaries, First Federal Savings and Loan Association of Torrington ("Torrington") and Bristol Federal Savings Bank ("Bristol"). Each director of Eagle currently also serves as a director of the Bank. There are no arrangements or understandings between the Company and any person pursuant to which such person has been nominate or elected as a director.

     Information as to Nominees and Continuing Directors. The following table sets forth the names of the Board of Director's nominees for election as a director and those directors who will continue to serve after the Annual Meeting. Also set forth is certain other information with respect to each such person's age at December 1, 1997, principal occupation or employment during the past five years, the periods during which he has served as a director of Eagle and positions currently held with Eagle.

                                                      EXPIRATION
                                       DIRECTOR       OF CURRENT
                             AGE       SINCE          TERM             POSITION(S) HELD WITH EAGLE
                             ---       --------       ----------       ---------------------------
NOMINEES FOR 3-YEAR TERM:
Richard H. Alden             61         1988           1998              Director

Robert J. Britton            45         1992           1998              Chairman of the Board, President and Chief
                                                                           Executive Officer
Ernest J. Torizzo            57         1990           1998              Director

CONTINUING DIRECTORS:
George T. Carpenter          56         1988           1999              Director
Eugene R. Curcio.            48         1997           2000              Director
Theodore M. Donovan          64         1988           2000              Director
Thomas V. LaPorta            67         1986           1999              Director
Steven E. Lasewicz, Jr.      59         1990           1999              Director
Ralph T. Linsley             63         1988           2000              Director
John F. McCarthy             57         1986           2000              Director


     Richard H. Alden became a director of Bristol in 1977. Upon the merger of Bristol's holding company with Eagle in 1988, Mr. Alden became a director of Eagle. Upon the merger of Bristol and Torrington in 1993, he continued as a director of the Bank. He has been engaged in the private practice of law since 1962 in Bristol, Connecticut.

     Robert J. Britton is Chairman of the Board and the President and Chief Executive Officer of Eagle and the Bank. He joined Torrington in 1978 and became Vice President and Chief Lending Officer of Torrington in 1983 and Executive Vice President of Torrington in 1989. He has served as an executive officer of Eagle since 1991 and as a director of Eagle and the Bank since 1992. Upon the merger of Bristol and Torrington in 1993, Mr. Britton became the President and Chief Operating Officer of the Bank. Mr. Britton became President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank effective as of September 30, 1994 and President of the Bank in January 1995. In January 1997 Mr. Britton became Chairman of the Board of Eagle and the Bank.

     Ernest J. Torizzo became a director of Torrington in 1984, a director of Eagle in 1990, and upon the merger of Torrington and Bristol in 1993, became a director of the Bank. Since 1975, he has been Executive Vice President of O&G Industries, Inc., a construction company headquartered in Torrington,
Connecticut. Mr. Torizzo is also part owner and a director of Burlington Construction Company in Torrington, Connecticut.

     George T. Carpenter became a director of Bristol in 1972. Upon the merger of Bristol's holding company with Eagle in 1988, he also became a director of Eagle. Upon the merger of Bristol with Torrington in 1993, he became a director of the Bank. Since 1977, Mr. Carpenter has been President and Treasurer of S.
Carpenter Construction Co. and Carpenter Realty Co., which firms are headquartered in Bristol, Connecticut. Mr. Carpenter is a director of Barnes Group, Inc., a manufacturer of springs an aircraft parts and distributor of automobile parts, which is headquartered in Bristol, Connecticut.

     Eugene R. Curcio, formerly a director of MidConn Bank, became a director of Eagle and the Bank in May 1997 following the Bank's acquisition of MidConn Bank. Mr. Curcio currently works in a consultant capacity for Superior Consultant Company, Inc., a part of The Kaufman Group.

     Theodore M. Donovan became a director of Bristol in 1982 and, upon the merger of Bristol's holding company with Eagle in 1988, Mr. Donovan became a director of Eagle. Upon the merger of Bristol and Torrington in 1993, Mr. Donovan continued as a director of the Bank. Mr. Donovan has been in the private practice of law in Bristol, Connecticut since 1959.

     Thomas V. LaPorta has been a director of Torrington since 1979 and became a director of Eagle upon its formation in 1986. Upon the merger of Torrington and Bristol in 1993, he became a director of the Bank. Mr. LaPorta has been President and Chairman of the Board of The LaPorta Funeral Home in Torrington, Connecticut since 1956.

     Steven E. Lasewicz, Jr. became a director of Bristol in 1986, a director of Eagle in 1990 and was a director of Torrington between 1990 and 1992. Upon the merger of Bristol and Torrington in 1993, Mr. Lasewicz became a director of the Bank. He has been President of SELCO Controls, Inc. since 1977. The firm is headquartered in Bristol, Connecticut and installs and services temperature control and building automation systems. Mr. Lasewicz has been a Senior Account Executive with Barber- Colman/Cosentino, Inc. since 1993. The firm is headquartered in East Granby, Connecticut and is engaged in similar business activities as SELCO Controls, Inc.

     Ralph T. Linsley is a director of Eagle and the Bank. He was employed by Bristol in 1956 and became its President in 1971. Mr. Linsley became Chairman of the Board of Bristol in 1986 and Chairman of the Board of Bristol's holding company prior to its combination with Eagle in 1988, when he became Vice Chairman of the Board of Eagle. Upon the merger of Bristol and Torrington in 1993, Mr. Linsley became the Chief Executive Officer of the Bank and continued as a director of the Bank. In January 1994, he became Chairman of the Board of the Bank. Mr. Linsley retired as President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank effective September 30, 1994 and retired as an employee of Eagle and the Bank effective December 31, 1994. In January
1995, Mr. Linsley became Chairman of the Board of Eagle. Also, commencing January 1, 1995, Mr. Linsley became a consultant to Eagle. In January 1997 he resigned from his position as Chairman of the Board and continued as a director.


     John F. McCarthy became a director of Torrington in 1984, a director of Eagle upon its formation in 1986 and upon the merger of Torrington and Bristol in 1993, continued as a director of the Bank. Since 1970, he has been the President of J&M Sales, Inc., a Torrington-based beer distributorship, and since 1979, he has been the President of Thames River Recycling Co. in Newington, Connecticut.


     Board of Directors Committees and Nominations by Shareholders. The Board of Directors of Eagle acts as a nominating committee for selecting nominees for election as directors. Eagle's Bylaws also permit shareholders eligible to vote at the Annual Meeting to make nominations for directors if such nominations are made pursuant to timely notice in writing to the Secretary of Eagle. To be timely, such notice must be delivered to, or mailed to and received at, the principal executive offices of Eagle not less than 30 days nor more than 90 days prior to the date of the meeting, provided that at least 45 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders. If less than 45 days' notice or prior public disclosure of the date of the Annual Meeting is given or made to shareholders, notice by the shareholder must be received by Eagle not later than the close of business on the 15th day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure was made. The Board of Directors has delayed setting a date for the Annual Meeting pending the outcome of a special meeting of stockholders to vote on the Agreement and Plan of Merger, dated October 26, 1997, by and between Eagle and Webster Financial Corp.("Webster") and the merger provided for therein. Pursuant to the merger, Eagle will merge with and into Webster, with Webster as the surviving corporation. Should the annual meeting become necessary, a shareholder's notice of nomination must also set forth certain information specified in Article III,
Section 13 of Eagle's Bylaws concerning each person the shareholder proposes to nominate for election and the nominating shareholder. Eagle has not received any nominations for directors from shareholders.

     The Board of Directors of Eagle has appointed a standing Audit Committee which met four times during the 1997 fiscal year. The members of the Audit
Committee currently are Messrs. Curcio, McCarthy and Linsley. The Audit Committee reviews the scope and results of the independent annual audit. The Audit Committee also reviews the scope and results of audits performed by the Company's internal auditor.

     The Compensation Committee of the Board of Directors reviews employee compensation and makes recommendations to the Board regarding changes in compensation. In addition, the Board of Directors has appointed a Stock Option Committee to administer the Company's stock option plans and to make grants of options thereunder. During the 1997 fiscal year, the Compensation Committee and Stock Option Committee held three and three meetings, respectively. The members of the Compensation Committee currently are Messrs. Donovan, LaPorta and Torizzo. The Stock Option Committee currently consists of the following non-employee directors: Messrs. LaPorta, Lasewicz, McCarthy and Torizzo.

     In October 1994, the Board of Directors of Eagle established a Loan Oversight Committee which met fourteen times during the 1997 fiscal year. The members of the Loan Oversight Committee currently are Messrs. Alden, Britton, Carpenter and Lasewicz. The Loan Oversight Committee reviews commercial loan applications and monitors the Bank's commercial loan portfolio.

     During the 1997 fiscal year, Eagle held eighteen meetings of the Board of Directors. Each incumbent director attended more than 75% of the aggregate of the total number of meetings held by the Board and of the total number of meetings held by all committees of the Board on which he served during the period that he served.

     Compensation of Directors. Each non-employee director of Eagle currently receives an annual retainer of $9,200 (including amounts paid by the Bank) while Committee Chairmen receive an additional retainer of $2,800. In addition, each non-employee director receives $750 (including amounts paid by the Bank) for each regular or special Board meeting attended, and $700 for each committee meeting attended.

     Under Eagle's deferred compensation plan for non-employee directors of Eagle and its subsidiaries, non-employee directors are permitted to defer all or a portion of their director and committee fees until they cease to be directors. Interest is paid on deferred amounts at a rate determined by the Board of Directors. During fiscal 1997, interest on deferred amounts was paid at the rate paid on the Bank's three year certificate of deposit accounts as last set on December 16, 1997. A director's deferred compensation under the plan generally will be paid to such director only upon his retirement as a director, but the director may apply to the Board of Directors to withdraw up to 100% of the value of his deferred compensation account. During the 1997 fiscal year, none of the participating directors deferred fees into the plan.

         Since January 1, 1994, Eagle has maintained a Post-Retirement Compensation Plan for Outside Directors (the "Post-Retirement Compensation Plan") under which participating non-employee directors may receive post-retirement benefits following their termination of service with Eagle's Board of Directors due to retirement or removal from service, failure to be reelected to the Board after accepting the nomination, becoming disabled or after a "change in control" as defined under the Post-Retirement Compensation Plan. To be eligible to receive such post-retirement benefits, the director may not have been an employee or officer of Eagle or its subsidiaries and must have served five years on Eagle's Board. Following his service with Eagle's Board of Directors, a participating non-employee director shall continue to receive the annual retainer fee paid during the last year such director served on the Board for a period equal to the number of years and partial years served on the Board, up to a maximum of 10 years. In the event of the death of a participating director prior to commencement of benefits under the Post-Retirement Compensation Plan or prior to receiving the total number of payments to which he is entitled, a payment equal to 100% of the benefit payable under the Post-Retirement Compensation Plan will be made to the director's beneficiary or estate. No benefits are payable to a director under the Post-Retirement Compensation Plan who is removed from service by regulatory authorities or who is removed from the Board for cause by Eagle's shareholders. No payments were made to any director under the Post-Retirement Compensation Plan during the 1997 fiscal year.

         In April 1994, Mr. Linsley, the then President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank, entered into a new employment agreement with Eagle and the Bank. The agreement was subsequently amended in July 1994 in connection with Mr. Linsley's notice to Eagle and the Bank under the agreement that he was retiring as President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank effective September 30, 1994 and would remain as an executive employee of Eagle and the Bank through December 31, 1994, at which time Mr. Linsley's employment agreement was terminated. Mr. Linsley's employee agreement provided that upon Mr. Linsley's voluntary termination not related to a "change in control" as defined in the agreement, Mr. Linsley would receive special retirement payments from the Bank equal to three times his annual salary (based on his salary at the time of such retirement). Such special retirement payments are payable in 60 equal monthly installments and will cease if Mr. Linsley accepts employment with a significant competitor of the Bank. Based upon his annual salary of $215,000 at time of retirement, such payments for fiscal 1997 were $129,000.

         Mr. Linsley also has a consulting agreement with Eagle which provides that Mr. Linsley will provide consulting services to Eagle (not to exceed 1,000 hours per year) for a five year period commencing January 1, 1995 following his retirement as an employee of Eagle at an annual rate of $50,000, with such amount paid in fiscal 1997. The compensation and other benefits available to Mr. Linsley thereunder continue for the term of the agreement in the event of his death prior to reaching age 70. In addition, Mr. Linsley has use of a Company owned vehicle.

         Eagle has four stock option plans (the "Option Plans"), which were approved by the shareholders of Eagle, or, in the case of the Bristol 1987 Option Plan, by the shareholders of Bristol's holding company prior to its combination with Eagle. The Option Plans are for the benefit of officers, directors and directors emeriti of Eagle and its subsidiaries. Under Eagle's 1991 Stock Option Plan, as in effect before the amendment discussed below, new non-employee directors of Eagle receive options for 8,250 shares (as adjusted for the Company's subsequent 10% stock dividend) upon the completion of one year of service as a director, subject to the availability of options. Also under the 1991 Option Plan, pursuant to amendments adopted in November 1994 and approved by shareholders at the 1995 annual meeting, each outside director of Eagle serving in November 1994 received a one-time grant of an option to purchase 8,250 shares at an exercise price of $18.18 per share (as adjusted for the Companies subsequent 10% stock dividend). In November 1994, although Mr. Linsley had retired as President and Chief Executive Officer, he continued to be an executive employee and received a grant of options for 8,250 shares (as adjusted for the Company's subsequent 10% stock dividend). At the meeting of shareholders on January 28, 1997 it was voted to amend the 1991 Stock Option Plan to allow for discretionary grants of options, but not more than 2,000 shares per year, to non-employee directors in consideration of compensation to Board members and to encourage growth in shareholder value.

In June 1997 Eagle's Stock Option Committee voted to grant 2,000 shares of non-qualified options from the 1991 Stock Option plan to all non-employee directors at a price of $30.375, the closing price of Eagle Financial Corp. Common Stock on the last trading day prior to the date of grant.

                                   MANAGEMENT
EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of Eagle. All executive officers serve pursuant to employment agreements. See "Management -- Executive Compensation."

                        AGE AT
                      DECEMBER 1,
NAME                     1997          POSITION(S) HELD WITH EAGLE
----                  -----------      ---------------------------

Robert J. Britton.......   45          Chairman of the Board, President and
                                        Chief Executive Officer
Mark J. Blum............   44          Vice President, Chief Financial Officer
                                        and Secretary
Kenneth F. Burns........   38          Vice President
Ercole J. Labadia.......   62          Vice President
Barbara S. Mills........   61          Vice President and Treasurer


     Information concerning the principal occupation of Mr. Britton is set forth under "Election of Directors." Information concerning the principal occupation during the last five years of those executive officers of Eagle who are not directors of Eagle is set forth below.

     Mark J. Blum, Vice President, Chief Financial Officer and Secretary of Eagle, joined Torrington in 1985 and became Treasurer in 1986. He has held similar positions with Eagle since its formation in 1986. Upon the merger of Bristol with Torrington in 1993, Mr. Blum became Senior Vice President and Chief Financial Officer of the Bank. In November 1996, Mr. Blum became Corporate Secretary of both Eagle and the Bank. In April 1997, Mr. Blum became Executive Vice President of the Bank.

     Kenneth F. Burns became a Vice President of Eagle in 1996. Prior thereto, he joined Bristol in 1980, upon the merger of Bristol with Torrington in 1993, Mr. Burns became Vice President - Marketing of the Bank. In 1994 he became Senior Vice President - Retail Banking and Marketing. In April 1997, Mr. Burns became Executive Vice President of the Bank.

     Ercole J. Labadia, Vice President -- Administration of Eagle, has served in such capacity with Eagle since 1988. Upon the merger of Bristol with Torrington in 1993, Mr. Labadia became Executive Vice President -- Administration and Operations of the Bank. Prior thereto, he had served as Executive Vice President of Bristol since 1989. In June 1997 Mr. Labadia retired from Eagle and the Bank.

     Barbara S. Mills, Vice President and Treasurer of Eagle, has served in such positions with Eagle since 1988. Upon the merger of Bristol with Torrington in 1993, Ms. Mills became Vice President and Treasurer of the Bank. Prior thereto, Ms. Mills had served as Chief Financial Officer of Bristol since 1982.

     Item 11. Executive Compensation

     Compensation. The following table sets forth the salary compensation, cash bonus and certain other forms of compensation paid by Eagle and its subsidiaries for services rendered in all capacities during fiscal 1997, 1996 and 1995 to the President and Chief Executive Officer of Eagle and to each of the other most highly compensated executive officers of Eagle whose total annual salary and bonus for fiscal 1997 exceeded $100,000 (the "named executive officers").


                                              SUMMARY COMPENSATION TABLE

                                                       Annual                 Long-Term
                                                    Compensation         Compensation Awards
                                               ----------------------    -------------------
                                                                              Securities         All Other
                                     Fiscal                                   Underlying       Compensation
   Name and Principal Position(s)     Year      Salary$        Bonus$         Options(b)          $ (c)
   ------------------------------  -----------  ------------  -------    --------------------  ------------
Robert J. Britton (a)                 1997     $236,723      $     -           24,000           $   29,826
  President, Chief Executive          1996      222,577            -            9,000               13,267
  Officer and Chairman of the         1995      183,846       20,000           27,500               21,050
  Board of Eagle and the Bank

Ercole J. Labadia                     1997      116,050            -            6,000               57,383
  Vice President - Administration     1996      144,604            -            6,000               15,588
  of Eagle and Executive              1995      133,484       14,000           16,500               22,577
  Vice President of the Bank

Mark J. Blum                          1997      139,500            -           18,000               26,655
  Vice President, Chief Financial     1996      127,308            -            5,500               12,573
  Officer and Secretary of Eagle      1995      113,269       12,000           16,500               18,410
  and Executive Vice President,
  Chief Financial Officer, and
  Secretary of the Bank

Kenneth F. Burns                      1997      108,069            -           15,000               20,505
  Vice President of Eagle and         1996      102,308       10,500            5,500                8,051
  Executive Vice President -          1995       90,000        9,500           16,500               13,536
  Retail Banking and Marketing
  of the Bank


(a) Mr. Britton was elected President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank effective upon the retirement of Ralph T. Linsley as President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank effective September 30, 1994. In January 1995, Mr. Britton became President of the Bank. In January 1997, Mr. Britton became Chairman of the Board of Eagle and the Bank.

(b) Option awards in fiscal 1995 are adjusted to reflect a ten percent stock dividend paid on March 1, 1995.

(c) All other compensation includes amounts contributed by the Company to the non-contributory employee stock ownership plan (the "ESOP") on behalf of each named executive officer. Participants share proportionately, based on their annual compensation, in the benefits of the contributions made to the ESOP and share proportionately, based on the amount credited to their respective accounts under the ESOP, in the investment earnings or losses of the trust fund. Fleet Bank, N.A. acts as trustee of the ESOP. For fiscal year 1997, Messrs. Britton, Labadia, Blum and Burns were allocated 489 shares, 481 shares, 463 shares, and 376 shares, respectively, pursuant to the ESOP, having a value (based on the market value on September 30, 1997) of $19,560, $19,240, $18,520, and $15,040,
respectively. All other compensation also includes matching contributions made in fiscal 1996 under the Eagle Financial Corp. Financial Institutions Thrift Plan, as adopted in October 1994, of $3,609, $2,493, $2,440, an $1,879 for
Messrs. Britton, Labadia, Blum, and Burns, respectively. Additionally, all other compensation includes premiums paid by the Company for term life insurance and the lease value of company automobiles.

     Option Grants. The following table contains information with respect to grants of stock options to each of the named executive officers during the fiscal year ended September 30, 1997. All such grants were made under Eagle's 1991 Option Plan.


                        OPTION GRANTS IN 1997 FISCAL YEAR

                                                                                     Potential Realizable Value
                                                                                     at Assumed Annual Rates of
                                                                                     Stock Price Appreciation for
                               Individual Grants (a)                                        Option Term (b)
------------------------------------------------------------------------------------------------------------------

                                            % of Total
                           Number of       Options Granted
                       Shares Underlying    to Employees      Exercise    Expiration
        Name          Options Granted (#)  in Fiscal Year   Price ($/sh)     Date         5%($)        10%($)
-------------------- -------------------- ----------------  ------------ -------------   ---------  ---------
Robert J. Britton         9,000                8%           $   28.50        11-25-06   $ 161,311   $ 408,795
                         15,000               14%               39.75         9-22-07     374,978     950,269

Ercole J. Labadia         6,000                5%               28.50        11-25-06     107,541     272,530

Mark J. Blum              6,000                5%               28.50        11-25-06     107,541     272,530
                         12,000               11%               39.75         9-22-07     299,982     760,215

Kenneth F. Burns          5,000                5%               28.50        11-25-06      89,617     227,108
                         10,000                9%               39.75         9-22-07     249,985     633,513


-----------------

(a) 26,000 option grants were made on November 26, 1996 and 85,000 option grants were made on September 23, 1997. All grants are exercisable in full as of the date of this Proxy Statement. All option grants were made at fair market value, as determined by the closing price of the Common Stock on the day prior to the date of grant.

(b) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, in Eagle's stock price. The calculations were based on the exercise price.

     Option Exercises and Holdings. The following table sets forth information with respect to each of the named executive officers concerning the exercise of stock options during the fiscal year ended September 30, 1997, and the value of all unexercised options held by such individuals at such date.


                 AGGREGATED OPTION EXERCISES IN 1997 FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Shares           Value of Unexercised
                                                           Underlying Unexercised     In-the Money Options at
                                                       Options at Fiscal Year-End (#)  Fiscal Year-End ($)(b)
                                                       ------------------------------  ----------------------

                   Shares Acquired         Value
        Name       on Exercise (#)    Realized ($)(a)  Exercisable  Unexercisable  Exercisable  Unexercisable
----------------- -----------------   ---------------- -----------  -------------  ------------ -------------
Robert J. Britton      4,070          $  92,943          76,351       -            $ 2,192,033      -
Ercole J. Labadia      3,606             86,003          37,553       -              1,202,329      -
Mark J. Blum           4,770            117,819          46,944       -              1,260,065      -
Kenneth F. Burns       5,886            187,416          39,475       -              1,044,791      -

(a) Market value of Common Stock at date of exercise, less the exercise price.

(b) Based on the $52.4375 closing price of the Company's Common Stock as reported on The Nasdaq Stock Market on December 9, 1997, minus the exercise price.

     Pension Plans. The Bank maintains a qualified defined benefit plan under the Internal Revenue Code of 1986, as amended (the "Code"), which is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Retirement benefits are calculated by multiplying 2% of the average of the five highest years of the employee's salary (including overtime and bonuses, if any) by years of benefit service partially offset by the Estimated Primary Social Security Benefit, as defined under the plan. Normal retirement is age 65. Retirement benefits are fully vested after five years of service. Provisions in the program allow for benefits to be delayed after age 65 or to be paid to vested participants who terminate employment after they have attained age 55. Benefits may be received in one of several forms, including a lump sum cash payment or monthly installments payable to the employee during his or her life and/or continuing to a contingent annuitant if he or she survives the employee. Disability benefits under the plan are limited to the vested early retirement benefit. If a member in active service dies before age 65 after becoming vested, the beneficiary would be entitled to a lump sum death benefit equal to the commuted value of 120 monthly installments, which would have been payable had his or her allowance commenced on the first day of the month in which the member died.

     At September 30, 1997, 293 persons were eligible to participate in the pension plan, which number includes 255 employee participants, 34 terminated employees with a deferred interest, and 4 retired participants.

     The following table illustrates current annual pension benefits under the Bank's retirement plan for retirement in fiscal year 1997 at age 65 to a participant electing to receive the benefit in the standard form of benefit, a life annuity with ten year certain and continuous. For 1997, pension benefits are subject to a statutory maximum of $120,000, subject to cost-of-living adjustments. Additionally, annual compensation in excess of $160,000 (subject to cost of living increases) may not be used in calculation of retirement benefits.

                               PENSION PLAN TABLE

     ANNUAL                                       YEARS OF SERVICE
                   -------------------------------------------------------------------------------
  COMPENSATION        15               20                25               30                35
  ------------        --               --                --               --                --
    $100,000        $27,700           $36,900          $46,100           $55,300          $64,600
     125,000         35,200            46,900           58,600            70,300           82,100
     150,000         42,700            56,900           71,100            85,300           99,600
     175,000         50,200            66,900           83,600           100,300          117,100
     200,000         57,700            76,900           96,100           115,300          134,600
     225,000         65,200            86,900          108,600           130,300          152,100
     250,000         72,700            96,900          121,100           145,300          169,600
     300,000         87,700           116,900          146,100           175,300          204,600
     400,000        117,700           156,900          196,100           235,300          274,600
     450,000        132,700           176,900          221,100           265,300          309,600
     500,000        147,700           196,900          246,100           295,300          344,600

     As of September 30, 1997, Messrs. Britton, Labadia, Blum and Burns had 19, 39, 11 and 18 years of credited service, respectively, under the pension plan.

     In addition, the Bank maintains a qualified defined benefit plan under the Internal Revenue Code of 1986, as amended (the "Code"), which is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), through its purchase of MidConn Bank in May 1997. Retirement benefits are calculated by multiplying 2% of the average of the three highest consecutive years of earnings times years of Credited Service up to a maximum of 30 years. For employee terminations prior to Normal Retirement, the benefit is proportionately reduced by the ratio that years of Credited Service at termination bears to years of Credited Service at Normal Retirement. For employees formerly of The Federal Savings Bank, which was acquired by MidConn Bank in 1994, their benefit cannot be less than the benefit they had accrued under that Plan as of May 31, 1994. Normal Retirement is age 65. Retirement benefits are fully vested after seven years of service, with a 20% vesting increase each year beginning with three years of service. Provisions in the program allow for benefits to be delayed after age 65 or to be paid to vested participants who terminate employment after they have attained age 55 with fifteen years of Service. Benefits may be received in one of several forms, including a lump sum cash payment or monthly installments payable to the employee during his or her life and/or continuing to a contingent annuitant if he or she survives the employee.

     If a member in active service dies before age 65 after becoming vested, the beneficiary would be entitled to a benefit equal to 100% of the vested pension benefit accrued to date of death deferred to the early retirement date of the deceased Participant and reduced by the appropriate early retirement and joint-and-survivor factors. After ten years the benefit is reduced by 50%.

     As of September 30, 1997, 124 persons were eligible to participate in the pension plan, which number includes 36 employee participants, 83 terminated employees with a deferred interest, and 5 retired participants.

     The Board of Directors of Eagle has adopted a nonqualified benefits equalization plan (the "BEP") for certain highly compensated executive officers who are also participants in the pension plan to provide supplemental retirement income benefits which are not currently available because annual compensation in excess of $160,000 (subject to cost of living increases) may not be used in the calculation of retirement benefits under the Code and because pension benefits are currently subject to a statutory maximum of $120,000 (subject to cost of living increases). See "Management - Executive Compensation - Summary Compensation Table."

     Employment and Consulting Agreements.

     In April 1994, Mr. Britton entered into a new employment agreement with Eagle and the Bank. His employment agreement was subsequently amended in July 1994 in connection with the appointment of Mr. Britton as President and Chief Executive Officer of Eagle and Chief Executive Officer of the Bank effective September 30, 1994. Mr. Britton's annual salary for the calendar year under the agreement is $239,200, with such increases as determined by the Boards of Directors of Eagle and the Bank. Mr. Britton's salary then in effect under the agreement may not be decreased without his written consent. Mr. Britton's agreement currently expires on March 31, 2000 and may be renewed by the Bank and Eagle by written notice for one additional year on March 31, 1998 and each subsequent March 31 thereafter during the term of the agreement, unless Mr. Britton gives contrary written notice to Eagle and the Bank prior to the renewal date.

     In April 1994, Mr. Labadia entered into a new employment agreement with Eagle and the Bank. The agreement was renewable annually by the Bank and Eagle for an additional one-year period, and was most recently renewed in March 31, 1997 with an expiration date of March 31, 2000. In June 1997, Mr. Labadia retired from the Bank and Eagle thereby terminating his employment agreement.

     In April 1994, Mr. Blum entered into a new employment agreement with Eagle and the Bank. His employment agreement currently expires on March 31, 2000. Eagle and the Bank may renew the agreement by written notice for one additional year on March 31, 1998 and each subsequent March 31 thereafter during the term of the agreement, unless Mr. Blum gives contrary written notice prior to the renewal date. The agreement provides for an annual salary for the calendar year of $143,000, with such annual increases as determined by the Board of Directors of Eagle and the Bank. Mr. Blum's salary then in effect under the agreement may not be decreased without Mr. Blum's written consent.

     In May 1996, Mr. Burns entered into a new employment agreement with Eagle and the Bank. His employment agreement currently expires on March 31, 2000. Eagle and the Bank may renew the agreement by written notice for one additional year on March 31, 1998 and each subsequent March 31 thereafter during the term of the agreement, unless Mr. Burns gives contrary written notice prior to the renewal date. The agreement provides for an annual salary for the calendar year of $109,200 with such annual increases as determined by the Board of Directors of Eagle and the Bank. Mr. Burn's salary then in effect under the agreement may not be decreased without Mr. Burn's written consent.

     Each of the active employment agreements with Messrs. Britton, Blum and Burns also provides for participation in Eagle's and the Bank's retirement and employee benefit plans. Each of the employment agreements may be terminated by Eagle or the Bank at any time. The employee is not entitled to any benefits under the employment agreement if he is terminated for "cause" as defined in the employment agreement. If the employee is terminated "without cause," the employee will be entitled to a cash payment equal to the employee's salary for the remainder of the contract term. Each agreement also provides for a payment to be made to the employee if the employee's service is terminated in connection with or within two years after a "change in control" of Eagle or the Bank, unless such termination occurs by virtue of normal retirement, permanent and total disability or death; provided, however, that the employee shall not have any right to receive a payment or benefit under the agreement which would be considered a "parachute payment" under the Code. If the employee's termination within two years of a change in control was voluntary with "good reason" or was involuntary, the employee shall receive a lump-sum payment equal to three times the employee's average annual compensation (as calculated for federal income tax reporting purposes) for the five years prior to such change in control less one dollar. It is currently estimated that, in the event of an involuntary termination of employment or a voluntary termination with "good reason" following a change of control, the amount payable to Messrs. Britton, Blum and Burns would be $1,974,000, $1,240,000, and $1,042,000, respectively. The severance payments are limited to one year's compensation in the case of a voluntary termination without "good reason" after a "change in control." In addition to the foregoing severance payments, in the event of the employee's termination "without cause" or following a change in control, the employee is entitled to life, health and disability insurance coverage for the remaining term of his employment contract and to continued director's and officer's liability coverage.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

                            STOCK OWNED BY MANAGEMENT

     The following table sets forth information as of December 9, 1997 with respect to the shares of Eagle Common Stock beneficially owned by each director and nominee for director of Eagle, each of the named executive officers, and by all directors and executive officers as a group.

                                                                                                PERCENT OF
        NAME AND POSITION(S)                            AMOUNT AND NATURE OF                   COMMON STOCK
          WITH THE COMPANY                            BENEFICIAL OWNERSHIP (A)                  OUTSTANDING
        --------------------                          ------------------------                 ------------
Richard H. Alden
  Director.....................................               45,594(b)                            *

Mark J. Blum
  Vice President, Chief Financial Officer
  and Secretary................................               33,382(c)                            *

Robert J. Britton
  Chairman of the Board, President and Chief
   Executive Officer...........................               46,492(d)                            *

Kenneth F. Burns
  Vice President...............................               19,349(e)                            *

George T. Carpenter
  Director.....................................               63,761(f)                            *

Eugene R. Curcio
  Director.....................................                  2,430                             *

Theodore M. Donovan
  Director.....................................                 33,049                             *

Ercole J. Labadia
  Vice President ..............................               54,406(g)                            *

Thomas V. LaPorta
  Director.....................................                 58,045                             *

Steven E. Lasewicz, Jr.
  Director.....................................                 22,164                             *

Ralph T. Linsley
  Director.....................................               75,724(h)                            1.1%

John F. McCarthy
  Director.....................................               41,936(i)                            *

Ernest J. Torizzo
  Director.....................................               28,415(j)                            *

All directors and executive officers
  as a group (14 persons)......................              534,046(k)                            7.8%


(a) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Eagle Common Stock (1) over which he has or shares voting or investment power, or
     (2) of which he has the right to acquire beneficial ownership at any time within 60 days from December 9, 1997. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. The number of shares reflected for each individual and the group includes shares subject to options which are exercisable and were adjusted for the 10% stock dividend of March 1, 1995. The following individuals and group held such options for the following number of shares as of such date:
     Mr. Alden - 19,930; Mr. Blum - 0; Mr. Britton - 0; Mr. Burns - 0; Mr. Carpenter - 19,930; Mr Curcio - 2,000; Mr. Donovan - 19,930; Mr. Labadia - 37,553; Mr. LaPorta - 19,930; Mr. Lasewicz - 12,050; Mr. Linsley - 41,171;
     Mr. McCarthy - 15,880; Mr. Torizzo - 10,250; and all directors and officers as a group 198,624.

(b)  Includes 158 shares as to which Mr. Alden disclaims beneficial ownership.

(c)  Includes 8,505 shares allocated to the account of Mr. Blum under the ESOP.

(d) Includes 7,052 shares allocated to the account of Mr. Britton under the ESOP.

(e)  Includes 4,472 shares allocated to the account of Mr. Burns under the ESOP.

(f) Includes 2,232 shares as to which Mr. Carpenter disclaims beneficial ownership and 30,300 shares held by S. Carpenter Construction Co., of which Mr. Carpenter is President and Treasurer.

(g) Includes 7,923 shares allocated to the account of Mr. Labadia under the ESOP.

(h) Includes 11,112 shares allocated to the account of Mr. Linsley under the ESOP and 4,154 shares as to which Mr. Linsley disclaims beneficial ownership.

(i) Includes 2,114 shares owned by Mr. McCarthy's wife, 10,915 shares held by J&M Sales, Inc., of which Mr. McCarthy is President, and 2,902 shares held for the benefit of Mr. McCarthy under a profit sharing plan maintained by J&M Sales, Inc.

(j)  Includes 8,905 shares owned by Mr. Torizzo's wife.

(k) Includes 44,085 shares allocated to Eagle's current and retired executive officers of the total 275,492 shares allocated to the accounts of all participating employees under the ESOP.

                 PRINCIPAL HOLDERS OF VOTING SECURITIES OF EAGLE

     The following table sets forth information at December 9, 1997 with respect to ownership of Eagle Common Stock by each person believed by management to be the beneficial owner of more than 5% of the outstanding Eagle Common Stock. The historical information set forth below is based on beneficial ownership information contained in the most recent Schedule 13D or 13G filed on behalf of such person with the SEC.

                                                                                                PERCENT OF
         NAME AND ADDRESS OF                            AMOUNT AND NATURE OF                   COMMON STOCK
          BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP                    OUTSTANDING
          ----------------                              --------------------                    -----------
Fleet Financial Group, Inc.....................             255,723 (a)                            5.7%
  50 Kennedy Plaza
  Providence, RI  02903

Beck, Mack & Oliver
 330 Main Street
 New York, NY  10017...........................             229,235 (b)                            5.1%

----------

(a)Fleet Financial Group, Inc. ("Fleet") filed a Schedule 13G, dated February 13, 1997, reporting that 255,723 shares are owned beneficially, as a fiduciary for the account of others, and that it has shared voting and dispositive power with respect to such shares. The number of shares listed above reflects the 10% stock dividend of March 1, 1995. The shares beneficially owned by Fleet are held by Fleet Bank, N.A. in connection with the Eagle Bank ESOP Trust. Fleet Bank, N.A., an affiliate of Fleet, is the trustee of the ESOP. All shares held by the ESOP Trust have been allocated to the accounts of eligible employees of the Bank. The shares allocated to the accounts of eligible employees held by the ESOP Trust will be voted at the Annual Meeting as directed by such employees. The amounts shown are based on information provided to Eagle.

(b)The Reporting Persons filed a Schedule 13G, dated January 21, 1997 (the "Beck, Mack Schedule 13G") reporting that the 229,235 are shares beneficially owned. The securities are owned by investment advisory clients of Beck, Mack & Oliver. These clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from sale of, such securities. No one of these clients own more than 5% of such class of securities.

     SECTION 16(a) COMPLIANCE

     Mr. Linsley reported on the Form 4 for the month of August 1997 the 860 shares of Eagle common stock he received in exchanged for 1,000 shares of MidConn common stock resulting from the merger of Eagle and MidConn in May 1997.

     Item 13. Certain Relationships and Related Transactions

     CERTAIN TRANSACTIONS

     From time to time the Bank makes loans to its directors, officers and other employees for the financing of their homes, as well as home improvement and consumer loans. The Bank also will consider other lending relationships with directors, officers and other employees, and presently has outstanding participation interests in two loans to a company owned by a director and secured by commercial real estate. Except for loans made prior to January 1990 at preferential interest rates (as discussed below), it is the belief of Eagle's management that these loans are currently made in the ordinary course of business, and neither involve more than normal risk of collectability nor present other unfavorable features. Except for the preferential rate loans, loans to such persons were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors, nominees for director, and executive officers must be approved by the full Board of Directors of the Bank, and loans to all other employees are approved by one of two designated officers. Loans to such individuals are made pursuant to the same underwriting criteria as apply to loans to the general public. Such loans are written at the prevailing interest rate for customers of the Bank, except that for certain loans made prior to January 23, 1990, interest is charged at a preferential rate as long as the borrower remains employed by the Bank (other than retired or disabled directors and employees who continue to receive the preferential rate). Directors, officers and other employees pay legal fees, appraisal fees and all other direct costs incurred by the Bank in originating the loan.

     Management believes that the loans to directors and officers were in compliance with federal law and regulations in effect at the time the loans were made. As a result of federal legislation enacted in August 1989, the Bank is precluded from making loans to directors and executive officers on terms that would not be offered to a member of the general public of comparable credit standing seeking a comparable loan. Such legislation did not apply to outstanding mortgage loans made by Bristol or Torrington prior thereto.

     The following table sets forth certain information with regard to loans (except deposit account loans) at preferential interest rates to directors, nominees for director and executive officers of Eagle (and members of their immediate families) and to any corporation or organization in which any director, nominee for director or executive officer has a substantial interest, which were outstanding in amounts greater than $60,000 in the aggregate at any time since October 1, 1996.

                      HIGHEST AMOUNT
                        OUTSTANDING      UNPAID BALANCE         INTEREST RATE
                           SINCE             AS OF                  AS OF
NAME/LOAN TYPE        OCTOBER 1, 1996   SEPTEMBER 30, 1997    SEPTEMBER 30, 1997
--------------        ---------------   ------------------    ------------------

Ernest J. Torizzo
     Mortgage ........  $  228,389         $ 223,819                7.50%


     For  a  description  of  certain  transactions   regarding  Messrs.  Alden,
Carpenter and Donovan and the Bank, see "Compensation and Stock Option Committees Interlocks and Insider Participation."

     Eagle is unaware of any other transactions to which Eagle or the Bank is party in which any director or executive officer of Eagle has or will have a direct or indirect material interest.

COMPENSATION AND STOCK OPTION COMMITTEES INTERLOCKS AND INSIDER PARTICIPATION

         The  Compensation  Committee  for fiscal 1997 is comprised of the three
non-employee  directors  listed  previously.   The  Stock  Option  Committee  is
comprised of the four disinterested non-employee directors listed previously.

         Richard H. Alden, a director of Eagle and the Bank, is a partner in the law firm of Anderson, Alden, Hayes & Ziogas LLC, located in Bristol, Connecticut. The Bank retains Mr. Alden's law firm with regard to a variety of legal matters and has paid such firm legal fees totaling $89,816, a portion of which was reimbursed to the Bank by third parties, for services rendered from October 1, 1996 to September 30, 1997.

         George T. Carpenter, a director of Eagle and the Bank, is the President and Treasurer of Carpenter Realty Co. ("CRC"). Mr. Carpenter is also the President and Treasurer of S. Carpenter Construction Co., headquartered in Bristol, Connecticut. In addition, CRC and S. Carpenter Construction Co. are a partner in Bristol Holding LLC (formerly known as Bristol Shopping Plaza, Inc. prior to September 1995).

         CRC has three loans outstanding from the Bank in which the Bank has participation interests. Eagle believes that the loans, in which the Bank's interests include (1) an original participation amount of $2,340,000 (with respect to a loan in the amount of $9 million) which had a participation balance of $2,109,038 on September 30, 1997, and (2) an original participation amount of $130,000 (with respect to a loan in the amount of $500,000) which had a participation balance of $120,744 on September 30, 1997, and (3) an original participation amount of $455,000 (with respect to a loan in the amount of $1,750,000) which had a participation balance of $440,499 on September 30, 1997, were made in the ordinary course of business, and neither involve more than normal risk of collectability nor present other unfavorable features. In 1992, Bristol entered into a five year lease for office space with S. Carpenter Construction Co., CRC, and Bristol Shopping Plaza, Inc. for an annual rent of $45,000 for the first two years plus maintenance fees, which rent has been increased by $2,500 annually for each of the three years thereafter. The initial five year term of this lease expired 10/15/97 and was not renewed. During fiscal 1991, Bristol entered into a five year lease for office space with CRC for an annual rent of $19,800 plus maintenance fees, which rent was increased by $2,200 annually for the second and third years. On August 31, 1996, Eagle leased an additional 1,554 square feet of space from CRC adjacent to the existing premises. The term of the additional space begins on September 1, 1996 and shall run concurrently with the existing lease for an additional minimum fixed rental rate of $12,000 annually plus maintenance fees. The Bank entered into a three year lease effective August 1, 1996 for storage space with CRC at an annual rate of $6,300 plus maintenance fees. Eagle and its subsidiaries paid such affiliated entities of Mr. Carpenter an aggregate of $125,966 in rental, taxes and maintenance fees for the period from October 1, 1996 through September 30, 1997. In addition, Eagle paid the entities of Mr. Carpenter an aggregate of $20,650 for renovations on other properties of Eagle.





Theodore M. Donovan, a director of Eagle and the Bank, is a partner in the law firm of Furey, Donovan, Eddy, Kocsis, Tracy & Daly, P.C. located in Bristol, Connecticut. The Bank has retained Mr. Donovan's law firm with regard to a variety of legal matters. The Bank paid such firm legal fees totaling $24,047, a portion of which was reimbursed to the Bank by third parties, for services rendered from October 1, 1996 to September 30, 1997.

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

     Report of Independent Auditors.
     Consolidated Balance Sheets - September 30, 1997 and 1996.
     Consolidated  Statements of Income - Years Ended  September 30, 1997,  1996
          and 1995.
     Consolidated Statements of Shareholders' Equity - Years Ended September 30,
          1997, 1996 and 1995.
     Consolidated  Statements  of Cash Flows - Years Ended  September  30, 1997,
          1996 and 1995.
     Notes to Consolidated Financial Statements.

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

     10.5 Consulting Agreement dated August 25, 1988 between the Company and Ralph T. Linsley (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1988, as filed with the SEC on December 28, 1988).

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

     10.13  Outside   Directors  Post  Retirement  Plan,  dated  July  26,  1994
(incorporated by reference from the Company's Registration Statement on Form S-2 (Reg No. 33-54981) filed with the SEC on August 9, 1994).

     10.14 Guarantee and Pledge Agreement dated November 1, 1990 between the Company and Bank of Boston Connecticut (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990, as filed with the SEC on December 28, 1990).

     10.15 Annual Incentive Plan (incorporated by reference from the Company's Registration Statement on Form S-2 (Reg No. 33-54981) filed with the SEC on August 9, 1994).

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

     12 Computation of Ratio of Earnings to Fixed Charges

     21 Subsidiaries of the Registrant

     23 Consent of KPMG Peat Marwick LLP

     27 Financial Data Schedule

     (b) No current reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal 1997.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         EAGLE FINANCIAL CORP.
                                        ----------------------
                                              Registrant

                                        By:/s/ Robert J. Britton
                                          --------------------------------------
                                             Robert J. Britton
                                          Chief Executive Officer, President and
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                        TITLE
                                                             ------------------------------------------------------

By:/s/ Robert J. Britton                                     Chief Executive Officer, President and
-----------------------------------------                    Chairman of the Board (principal executive officer)
            Robert J. Britton

By:/s/ Mark J. Blum                                          Vice President, Chief Financial Officer and Secretary
-----------------------------------------                    (principal financial and accounting officer)
              Mark J. Blum

By:/s/ George T. Carpenter                                   Vice Chairman
-----------------------------------------
           George T. Carpenter

By:/s/ Ralph T. Linsley                                      Director
-----------------------------------------
            Ralph T. Linsley

By:/s/ Richard H. Alden                                      Director
-----------------------------------------
            Richard H. Alden

By:/s/ Theodore M. Donovan                                   Director
-----------------------------------------
           Theodore M. Donovan

By:/s/ Thomas V. LaPorta                                     Director
-----------------------------------------
            Thomas V. LaPorta

By:/s/ John F. McCarthy                                      Director
-----------------------------------------
            John F. McCarthy

By:/s/ Ernest J. Torizzo                                     Director
-----------------------------------------
            Ernest J. Torizzo

By:/s/ Steven E. Lasewicz                                    Director
-----------------------------------------
           Steven E. Lasewicz

By:/s/ Eugue R. Curcio                                       Director
-----------------------------------------
            Eugene R. Curcio

INDEX TO EXHIBITS


EXHIBIT
NUMBER          IDENTITY OF EXHIBIT

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

12              Computation of Ratio of Earnings to Fixed Charges

21              Subsidiaries of the Registrant.

23              Consent of KPMG Peat Marwick LLP.

27              Financial Data Schedule