Form 10-K/A
period 1997-09-30
EAGLE FINANCIAL CORP
filed 1998-02-02
CIK 792369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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

     Each of the active employment agreements with Messrs. Britton, Blum and Burns also provides for participation in Eagle's and the Bank's retirement and employee benefit plans. Each of the employment agreements may be terminated by Eagle or the Bank at any time. The employee is not entitled to any benefits under the employment agreement if he is terminated for "cause" as defined in the employment agreement. If the employee is terminated "without cause," the employee will be entitled to a cash payment equal to the employee's salary for the remainder of the contract term. Each agreement also provides for a payment to be made to the employee if the employee's service is terminated in connection with or within two years after a "change in control" of Eagle or the Bank, unless such termination occurs by virtue of normal retirement, permanent and total disability or death; provided, however, that the employee shall not have any right to receive a payment or benefit under the agreement which would be considered a "parachute payment" under the Code. If the employee's termination within two years of a change in control was voluntary with "good reason" or was involuntary, the employee shall receive a lump-sum payment equal to three times the employee's average annual compensation (as calculated for federal income tax reporting purposes) for the five years prior to such change in control less one dollar. It is currently estimated that, in the event of an involuntary termination of employment or a voluntary termination with "good reason" following a change of control, the amount payable to Messrs. Britton, Blum and Burns would be $1,936,000, $1,185,000, and $1,042,000, respectively. The severance payments are limited to one year's compensation in the case of a voluntary termination without "good reason" after a "change in control." In addition to the foregoing severance payments, in the event of the employee's termination "without cause" or following a change in control, the employee is entitled to life, health and disability insurance coverage for the remaining term of his employment contract and to continued director's and officer's liability coverage.

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