Form 10-Q
period 1997-12-31
EAGLE FINANCIAL CORP
filed 1998-02-17
CIK 792369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

                  YES   X                                     NO

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATA.

COMMON STOCK (PAR VALUE $0.01)                      6,530,944
--------------------------------------------------------------------------------
         (CLASS)                              (APPROXIMATE NUMBER OF SHARES
                                               OUTSTANDING AT FEBRUARY 11, 1998)
                                              (EXCLUDING TREASURY STOCK)

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION

  CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997 (UNAUDITED)                 2
  AND SEPTEMBER 30, 1997

  CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
  DECEMBER 31, 1997  AND 1996 (UNAUDITED)                                      3

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
  DECEMBER 31, 1997 AND 1996 (UNAUDITED)                                     4-5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 6-9

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                   10-17

PART II - OTHER INFORMATION                                                   18

SIGNATURES                                                                    19

EXHIBIT INDEX                                                                 20


EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                             Assets                                    DECEMBER 31,         SEPTEMBER 30,
                                                                           1997                 1997
-----------------------------------------------------------------     ----------------     ----------------

Cash and amounts due from depository institutions                     $      39,740        $      29,055
Interest-bearing deposits                                                    44,165               46,600
                                                                         -------------        -------------
     Cash and cash equivalents                                               83,905               75,655

Investment securities available for sale (amortized cost:
$48,375 at December 31, 1997 and $53,604 at  September 30, 1997)             48,051               53,061
Mortgage-backed securities available for sale (amortized cost:
     $803,633 at December 31, 1997 and $736,150 at September 30,            810,779              743,943
      1997)
Loans held for sale                                                           2,137                1,830
Loans receivable, net of allowance for loan losses of $9,745 at
     December  31,  1997 and  $9,765 at  September  30,  1997             1,121,918            1,128,381
 Accrued  interest receivable:
     Loans                                                                    6,078                6,332
     Investment securities                                                    1,282                1,150
     Mortgage-backed securities                                               4,788                4,421
Real estate owned, net                                                        2,745                3,754
Stock in Federal Home Loan Bank of Boston, at cost                           24,405               22,770
Premises and equipment, net                                                  13,709               13,247
Intangible assets                                                            28,845               29,574
Prepaid expenses and other assets                                             8,529                6,978
                                                                         -------------        -------------

               Total Assets                                           $   2,157,171        $   2,091,096
                                                                         =============        =============

              Liabilities and Shareholders' Equity

Liabilities:
     Deposits                                                         $   1,370,188        $   1,353,274
     Federal Home Loan Bank advances                                        487,311              445,014
     Repurchase agreements and other borrowed money                          76,108               76,409
     Advance payments by borrowers for taxes and insurance                   13,047                7,235
     Accrued expenses and other liabilities                                   9,554               15,631
                                                                         -------------        -------------

               Total Liabilities                                          1,956,208            1,897,563
                                                                         -------------        -------------

Corporation obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Corporation.                                48,638               48,627

Shareholders' Equity:
    Serial preferred stock, $.01 par value
      2,000,000 shares authorized and unissued                                   --                   --
    Common stock, $.01 par value 8,000,000 shares
      authorized; 6,561,039 shares issued at December 31, 1997
      and 6,363,410 shares issued at September 30, 1997,  including              66                   64
      47,373 shares held in treasury
    Additional paid-in capital                                               83,376               78,963
    Retained earnings                                                        65,270               61,964
    Cost of common stock in treasury                                           (362)                (362)
    Net unrealized gain on available for sale securities                      3,975                4,277
                                                                         -------------        -------------

               Total Shareholders' Equity                                   152,325              144,906
                                                                         -------------        -------------

               Total Liabilities and Shareholders' Equity             $   2,157,171        $   2,091,096
                                                                         =============        =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       2

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                             1997                     1996
                                                                          -----------              -----------
Interest income:
  Interest and fees on loans                                           $      22,218            $      21,424
  Interest on mortgage-backed securities                                      13,038                    8,236
  Interest on investment securities                                              588                      695
  Interest on overnight investments                                              623                      549
  Dividends on investment securities                                             560                      282
                                                                          -----------             ------------
          Total interest income                                               37,027                   31,186
                                                                          -----------             ------------

Interest expense:
  Interest on deposits                                                        13,459                   13,843
  Interest on Federal Home Loan Bank advances                                  6,604                    3,252
  Interest on repurchase agreements and other
   borrowed money                                                              1,235                      227
                                                                          -----------             ------------
          Total interest expense                                              21,298                   17,322
                                                                           ----------             ------------

          Net interest income                                                 15,729                   13,864

Provision for loan losses                                                        300                      725
                                                                          -----------             ------------
          Net interest income after provision for                             15,429                   13,139
             loan losses                                                  -----------             ------------

Non-interest income:
  Net gain (loss) on sale of securities                                           --                       --
  Gain from mortgage banking activities                                           87                       20
  Checking account service fees                                                1,082                      865
  Other customer service fees                                                    250                      211
  Other income                                                                   523                      429
                                                                          -----------              -----------
          Total non-interest income                                            1,942                    1,525
                                                                          -----------              -----------

Non-interest expense:
  Compensation, taxes and benefits                                             3,211                    3,609
  Office occupancy                                                             1,446                    1,345
  Marketing                                                                      460                      357
  Net cost of real estate owned operations                                       320                      355
  Federal deposit insurance premiums                                             149                      252
  Data processing expenses                                                       548                      497
  Amortization of intangible assets                                              729                      757
  Cost of Corporation obligated mandatorily
    redeemable preferred securities                                            1,262                       --

  Other                                                                        1,216                    1,414
                                                                          -----------              -----------
          Total non-interest expense                                           9,341                    8,586
                                                                          -----------              -----------

  Income before income taxes                                                   8,030                    6,078
Income taxes                                                                   3,132                    2,497
                                                                          -----------              -----------

          Net income                                                   $       4,898            $       3,581
                                                                          ===========              ===========

Net income per share:
          Basic                                                       $         0.76           $        0.58
          Diluted                                                     $         0.74           $        0.56
                                                                         ============             ===========

Average number of shares and equivalent shares:
          Basic                                                            6,402,742               6,207,618
          Diluted                                                          6,636,340               6,387,952

Dividends per share                                                   $         0.25           $        0.23


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                    1997                     1996
                                                                                -------------            -------------

OPERATING ACTIVITIES:
Net Income                                                                 $       4,898            $        3,581
  Adjustments to reconcile net income to net cash  provided  (used)
   by operating activities:
  Provision for loan losses                                                          300                       725
  Provision for losses on real  estate owned                                         195                        95
  Provision for depreciation and amortization                                        436                       464
  Amortization of premiums (accretion of discounts) on loans                         (55)                       64
  Amortization of premiums (accretion of discounts) on investment
     and mortgage-backed securities                                                  445                       319
  Amortization of intangible assets                                                  729                       757
  Accretion of discount on preferred securities                                       11                        --
  Realized loss (gain) on sale of real estate owned, net                             (53)                        2
  Loss (gain) on disposal of premises and equipment                                    6                        (5)
  Gain from mortgage banking activities                                              (87)                      (20)
  Origination of loans held for sale                                              (8,167)                   (2,178)
  Proceeds from sales of loans held for sale                                       7,947                     2,638
  Decrease (increase) in accrued interest receivable                                (245)                      123
  Increase in prepaid expenses and other assets                                   (1,425)                     (657)
  Loan origination fees                                                             (133)                     (201)
  Decrease in accrued expenses and other liabilities                              (6,077)                   (1,467)
                                                                                -------------            -------------
            Net cash provided (used) by operating activities                      (1,275)                    4,240
                                                                                -------------            -------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities available for                  5,000                     5,000
   sale
  Proceeds from maturities of investment securities held to maturity                  --                       750
  Principal payments on investment securities available for sale                     223                       356
  Purchases of investment securities available for sale                               --                    (3,200)
  Principal payments on mortgage-backed securities available for                  40,886                    16,257
   sale
  Principal payments on mortgage-backed securities held to maturity                   --                     1,607
  Purchases of mortgage-backed securities available for sale                    (108,808)                  (36,963)
  Purchases of mortgage-backed securities held to maturity                            --                    (2,866)
  Principal payments on loans receivable                                          60,205                    37,758
  Loan originations                                                              (54,270)                  (51,585)
  Proceeds from sales of real estate owned                                         1,283                       983
  Investment in real estate owned                                                     --                       (23)
  Purchases of premises and equipment                                               (904)                     (329)
  Proceeds from sales of premises and equipment                                       --                        10
  Increase in investment in Federal Home Loan Bank stock                          (1,635)                     (907)
                                                                                -------------            -------------
          Net cash used by investing activities                                  (58,020)                  (33,152)
                                                                                -------------            -------------

EAGLE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                    1997                     1996
                                                                                -------------            -------------
FINANCING ACTIVITIES
  Net increase in Passbook, NOW and Money Market accounts                  $        3,444           $        4,464
  Net increase in certificate accounts                                             13,470                    5,962
  Borrowings under Federal Home Loan Bank advances                                904,698                  164,516
  Repayment of Federal Home Loan Bank advances                                   (862,401)                (144,499)
  Net decrease in borrowed money                                                     (301)                      --
  Net increase in advance payments by borrowers for taxes and                       5,812                    5,602
   insurance
  Proceeds from exercise of stock options and dividends reinvested                  4,415                      319
  Cash dividends                                                                   (1,592)                  (1,337)
                                                                                -------------            -------------
                                                                                   67,545                   35,027
          Net cash provided by financing activities                             -------------            -------------

                                                                                    8,250                    6,115
  Increase in cash and cash equivalents                                            75,655                   57,864
Cash and cash equivalents at beginning of period                                -------------            -------------

                                                                           $       83,905           $       63,979
Cash and cash equivalents at end of period                                      =============            =============


NON-CASH INVESTING ACTIVITIES:                                                         --                   20,278
  Securities purchased not yet settled                                                416                    1,164
  Transfer of loans to real estate owned                                        =============            =============


SUPPLEMENTAL DISCLOSURES:                                                  $        3,247           $        1,211
  Income taxes paid                                                                21,500                   17,607
  Interest paid                                                                 =============            =============


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

The accompanying unaudited, consolidated financial statements include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation. The results of operations for the three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying unaudited, consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-K.

(2)  Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superseded SFAS No. 122 and established the accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, specifies the accounting for servicing assets and liabilities, and specifies the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered, and derecognizes liabilities only when they have been paid, or the entity is legally released from being the primary obligor under the liability judicially or by the creditor. SFAS No. 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it has derecognized. Such retained interests are recorded based on the relative fair values of the retained interests and derecognized assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with pledge of collateral. Under SFAS No. 125 certain collateralized borrowings may result in asset derecognition when the assets provided as collateral may be derecognized based on whether the secured party takes control over the collateral and whether the secured party is: (1) permitted to repledge or sell the collateral; and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation of the liability or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to and over the period of net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on the fair value.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for those transfers related to secured borrowings, repurchase agreements and similar transactions which are effective after December 31, 1997. The adoption of these remaining requirements is not expected to materially effect the Company's results of operations. As a result of loans sold with servicing rights retained, the Bank recorded $73,246 in mortgage servicing assets and $4,684 in related amortization during the quarter ended December 31, 1997, pursuant to SFAS No. 125.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Financial Information About Capital Structure". SFAS No. 128 simplifies the standards found in Accounting Principles Board Opinion No. 15 ("APB 15") for computing earnings per share ("EPS"), and makes them comparable to international standards.

Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statements of operations. Basic EPS, which replaces primary EPS required by APB 15 for entities with complex capital structures, excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The Company adopted SFAS No. 128 effective for the quarter ended December 31, 1997 and has restated all prior period EPS data.

SFAS No. 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. These disclosures are required for financial statements for periods ending after December 15, 1997. As SFAS No. 129 makes no changes to previous accounting pronouncements as those pronouncements applied to the Company, adoption of SFAS No. 129 will have no impact on the Company's results of operations and financial condition.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income, or as part of a combined statement of changes in shareholders' equity and comprehensive income in a full-set of general-purpose financial statements.

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

SFAS No. 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.
                                       7

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

(3)  Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                               ------------------------------
                                                 1997                 1996
                                               ---------            ---------

Balance, beginning of period              $     9,765          $    10,507

Provisions charged to operations                  300                  725

Charge-offs                                      (419)                (893)

Recoveries                                         99                    1
                                               ---------            ---------

Balance, end of period                    $     9,745          $    10,340
                                               =========            =========

(4)  Net Cost of Real Estate Owned Operations

The net cost of real estate owned operations is summarized as follows for the periods indicated (dollars in thousands):

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                  -----------------------------
                                                    1997                1996
                                                  ----------          ---------

Net (gain) loss on sales of real estate owned  $     (53)       $         2

Provision for losses charged to operations           195                 95

Expenses of holding real estate owned,
  net of rental income                               178                258
                                                  ----------          ---------
                                               $     320        $       355
                                                  ==========          =========


(5)  Interest Rate Financial Instruments

The Bank has entered into certain interest rate cap and collar contracts. In June 1997, the Bank entered into a collared floating rate advance with the FHLB of Boston, which incorporates both an interest rate cap and an interest rate floor. The collared advance has an $80 million notional amount, a maximum interest rate of 8.01%, a minimum interest rate of 5.76% and a maturity of June 18, 2004. In August 1997, the Bank purchased a separate interest rate cap contract with a notional amount of $41 million, a cap rate of 7.00% and a termination date of August 19, 2002. The cost of the interest rate cap contract was $713,400. The counterparty to the interest rate cap contract is Morgan Stanley Capital Services, Inc. The interest rate cap contract is matched against two fixed rate borrowings with maturities of one and two years, respectively, and a five year fixed rate borrowing that is callable after three years. The Company anticipates the need to re-borrow upon the maturity of the one and two year borrowings as these borrowings are funding longer average-life securities.

(6) Net Income per Share

The following is a reconciliation of net income and average shares outstanding used in the calculation of basic and diluted net income per share (in thousands except for share data).


                                            Three months ended December 31, 1997
                                                                  Average Shares
                                            Net Income             Outstanding
                                            ----------             -----------

Basic net income per share                  $ 4,898                 6,402,742

Net income adjustment                             -
Dilutive effect of stock options                                      233,598
                                            -------                   -------

Diluted net income per share                $ 4,898                 6,636,340


                                            Three months ended December 31, 1996
                                                                  Average Shares
                                            Net Income             Outstanding
                                            ----------             -----------

Basic net income per share                  $ 3,581                 6,207,618

Net income adjustments                            -
Dilutive effect of stock options                                      180,334
                                            -------                   -------

Diluted net income per share                $ 3,581                 6,387,952


(7) Business Combination

On October 27, 1997, the Company announced the signing of definitive agreement to merge with and into Webster Financial Corp. ("Webster"). The merger would be accomplished by a stock for stock exchange based on a fixed exchange ratio of
0.84 shares of Webster common stock for each share of the Company common stock. The transaction is expected to close in April 1998. Webster has total assets of $7.0 billion, total deposits of $4.4 billion, total loans receivable of $3.8 billion and shareholders' equity of $382.2 million as of December 31, 1997.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - The Bank conducts business from twenty six traditional banking offices and four in-store supermarket branch offices located in Hartford and Litchfield Counties. The Bank primarily invests its funds in first mortgage loans on one-to-four family residential real estate in Connecticut or, when loan demand is low, mortgage-backed securities with similar characteristics. The Bank's major source of funds is deposits from the communities in which its banking offices are located.

The Bank's earnings depend largely on its net interest income, which is the difference between interest earned on its loans and investments versus the interest paid on its deposits and borrowed funds. Additional earnings are derived from a variety of financial services provided to customers, mainly deposit and loan products.

On October 27, 1997, the Company announced the signing of definitive agreement to merge with and into Webster Financial Corp. ("Webster"). The merger would be accomplished by a stock for stock exchange based on a fixed exchange ratio of
0.84 shares of Webster common stock for each share of the Company common stock. The transaction is expected to close in April 1998. Webster has total assets of $7.0 billion, total deposits of $4.4 billion, total loans receivable of $3.8 billion and shareholders' equity of $382.2 million as of December 31, 1997.

At December 31, 1997, the Company had total assets of $2.16 billion compared to $2.09 billion at September 30, 1997, an increase of $66 million, or 3.2%. Total outstanding loans, which includes loans receivable, net, and loans held for sale, decreased $6.2 million to $1.12 billion at December 31, 1997 from $1.13 billion at September 30, 1997. Total securities, including mortgage-backed securities, were $858.8 million at December 31, 1997 compared to $797.0 million at September 30, 1997, an increase of $61.8 million, or 7.8%. Total deposits increased $16.9 million, from $1.35 billion at September 30, 1997 to $1.37 billion at December 31, 1997. Total borrowings were $563.4 million at December 31, 1997, an increase of $42.0 million, or 8.1%, from the September 30, 1997 total of $521.4 million. At December 31, 1997 shareholders' equity represented 7.06% of total assets compared to 6.93% at September 30, 1997.

Net income for the three months ended December 31, 1997 was $4.9 million, or $0.74 per diluted share, compared to $3.6 million, or $0.56 per diluted share, for the three months ended December 31, 1996.

LIQUIDITY - The Holding Company's liquidity and ability to pay dividends to its shareholders is primarily derived from and dependent on the ability of its Bank subsidiary to pay dividends to the Holding Company. Under current Office of Thrift Supervision ("OTS") regulations, because the Bank meets the OTS capital requirements, it may pay out the higher of 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period, without regulatory supervisory approval. In general, the Bank pays dividends to the Holding Company only to the extent that funds are needed to cover operating expenses and dividends paid to shareholders. At December 31, 1997, the Bank had approximately $97 million in excess capital over the OTS risk-based requirement, one half of which would be available for declaration of dividends to the Holding Company. The OTS regulations permit the OTS to prohibit capital distribution under certain circumstances.

As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to maintain liquid assets at 4% of its net withdrawable deposits plus short-term borrowings. At December 31, 1997, the Bank was in compliance with the applicable liquidity requirements having an average liquidity ratio of 6.63% for the three months ended December 31, 1997.
                                       9

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The Bank's principal sources of funds include deposits, loan payments (including interest, amortization of principal and prepayments), interest and principal amortization on investment and mortgage-backed securities, maturing investments, Federal Home Loan Bank advances and other borrowings. Principal uses of funds include loan originations, investment purchases, payments of interest on deposits and borrowed money and payments to meet operating expenses. At December 31, 1997, the Bank had approximately $96.4 million of loan commitments outstanding, including $68.1 million in available lines of credit. It is expected that these and future loans will be funded by deposits, investment maturities and amortization, loan repayments and borrowings. The Bank has the capacity to borrow an additional $812 million in advances from the Federal Home Loan Bank of Boston and will continue to consider this source of funds for lending and investment purchases.

During the three months ended December 31, 1997 the Bank originated loans totaling $62.4 million compared to $53.8 million for the same period in 1996. Principal repayments on loans totaled $60.2 million and $37.8 million for the three months ended December 31, 1997 and 1996, respectively. The Bank purchased $108.8 million and $43.0 million of securities during the three months ended December 31, 1997 and 1996, respectively. The security purchases were offset by maturities and principal payments of $46.1 million and $24.0 million for the three months ended December 31, 1997 and 1996, respectively.

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

Other debt securities are classified as available for sale. When an available for sale security is sold, the proceeds are generally used to fund loans when either deposit inflows have not been adequate, the rates offered on Federal Home Loan Bank advances are not favorable, or liquidity ratios support such sales. The Bank may also occasionally sell securities available for sale to restructure an asset/liability mismatch. No sales of securities occured during the three months ended December 31, 1997 or the three months ended December 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

REGULATORY CAPITAL REQUIREMENTS - Quantitative measures established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital (as defined in the regulations) to risk-weighted assets (as defined), and tangible and core capital (as defined) to tangible assets (as defined). Management believes that as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are presented in the following table in addition to the minimum capital requirements and well-capitalized capital requirements.

                                                                                                       For Capital
                                                Actual                                              Adequacy Purposes
                                          --------------------                                   ------------------------
                                            Amount     Ratio                             Amount                             Ratio
                                          ---------- ---------                         ----------                         ----------
As of December 31, 1997:
    Tangible capital                  $   162,851       7.65%  $ greater than or equal to  31,612    greater than or equal to  1.5%

    Core capital                          162,851       7.65%    greater than or equal to  63,847    greater than or equal to  3.0%

    Tier I risk-based capital             162,851      17.40%                                N/A                                N/A

    Total risk-based capital              171,883      18.37%    greater than or equal to  74,863    greater than or equal to  8.0%

 *GREATER THAN OR EQUAL TO


                                                                                     To Be Well
                                                                                 Capitalized Under
                                                                                 Prompt Corrective
                                                                                 Action Provisions
                                                                              -------------------------
                                                                    Amount                                  Ratio
                                                                  ----------                              ---------
As of December 31, 1997:
    Tangible capital                                                 N/A                                      N/A

    Core capital                      $  greater than or equal to  106,373         greater than or equal to   5.0%
                                                                         -
    Tier I risk-based capital            greater than or equal to   56,148         greater than or equal to   6.0%
                                                                         -
    Total risk-based capital             greater than or equal to   93,579         greater than or equal to  10.0%

 *GREATER THAN OR EQUAL TO


ASSET/LIABILITY MANAGEMENT AND MARKET RISK - The Bank's earnings are largely dependent on its net interest income which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to reduce its exposure to changes in interest rates, or market risk, through active monitoring and management of its interest rate risk exposure.

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending and investment securities activities as well as its deposit taking and borrowing activities.

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

In managing its balance sheet, the Company is presented with certain basic choices concerning the conduct of its business. On the asset side, it can create assets through lending activities or purchase approved investment securities. On the liability side, management can generate funds in the form of deposits or borrowed money. The Company manages its exposure to interest rate movements which result from the mismatch of assets and liabilities on the balance sheet by implementing various strategies incorporating both on and off balance sheet instruments while remaining within policy limits approved by the Board of Directors. A report as to the interest rate risk position of the Company is submitted to the Board of Directors on a quarterly basis.

Interest rates over the past twelve months, especially longer term interest rates, have trended downward resulting in a flattening of the U.S. treasury rate yield curve. The 30 year treasury rate declined by over 70 basis points and the 2 year treasury rate declined over 22 basis points over the past year. The spread, or differential, between the 2 year and 30 year rates also compressed to 28 basis points at December 31, 1997 from 77 basis points a year earlier. This one year 64% compression is due in part to strong national economic growth, low national unemployment levels and a low annual inflation rate.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The following table shows the estimated maturity/repricing structure of the interest sensitive assets and interest sensitive liabilities of Eagle at December 31, 1997:

                                                                         Repricing     Repricing     Repricing
                                                                         Within        Within        Within        Repricing
                                                           Percent       0-3           4-12          1-3           Over 3
                                               Amount      of Total      Months        Months        Years         Years
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                                                             (in thousands)
Interest-sensitive assets
  Loans receivable , net (a)             $  1,128,381         55.7%   $   201,322    $  329,481     $299,649      $297,929
  Mortgage-backed securities                  803,633         39.7        217,792       157,123      208,935       219,783
  Investment securities (b)                    48,375          2.4         17,916            45        7,150        23,264
  Interest-bearing deposits                    44,165          2.2         44,165            --           --            --
                                            ----------     ----------    ----------   ----------    ----------    ----------
Total interest sensitive assets          $  2,024,554        100.0%       481,195       486,649      515,734       540,976
                                            ==========     ==========   ----------    ----------    ----------    ----------

Interest sensitive liabilities

  Passbook accounts                       $   223,441         12.0%        11,599        27,400       62,669       121,773
  Certificate accounts                        862,730         46.2        250,461       368,074      223,899        20,296
  NOW accounts                                111,255          5.9          7,391        13,972       25,120        64,772
  Money market accounts                       107,194          5.7          9,530         9,708       22,621        65,335
  FHLB advances                               487,311         26.1        317,957        93,801       58,571        16,982
  Other borrowings                             76,108          4.1         76,108            --           --            --
                                            ----------     ----------    ----------    ----------    ----------    ----------
  Total interest sensitive liabilities    $ 1,868,039       100.0%        673,046       512,955      392,880       289,158
                                            ==========     ==========    ----------    ----------    ----------    ----------

Periodic repricing difference                                         $  (191,851)   $  (26,306)   $ 122,854     $ 251,818
(periodic gap)                                                         ==========     ==========    ==========    ==========

Cumulative repricing difference                                       $  (191,851)   $ (218,157)   $ (95,303)    $ 156,515
(cumulative gap)                                                       ==========     ==========    ==========    ==========

Cumulative gap to total assets                                               (8.9%)       (10.1%)       (4.4%)         7.3%

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

The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. For example, if all passbook deposits were assumed to reprice in one year or less, the Company's one-year cumulative gap to total assets would be negative 18.7%.

Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13 "Interest Rate Risk Exposure:
Guidelines on Director and Officer Responsibilities". Under this regulation, institutions are require to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined an instantaneous and sustained movements in interest rates in 100 basis point increments. Following are the estimated impacts of a parallel shift in interest rates at December 31, 1997, calculated in a manner consistent with the requirements of Thrift Bulletin No. 13:

                                                 Percentage Change In
                                          --------------------------------------
     Change In Interest Rates                Net Interest        Market Value
        (In Basis Points)                      Income (1)    Portfolio Equity(2)
---------------------------------         ------------------   -----------------

                 +200                           -1%                  -26%
                 +100                            4%                  -11%
                 -100                           -5%                    2%
                 -200                           -8%                    7%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

The following table shows the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1997. The amounts indicated represent the expected principal repayments for each instrument. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                               Expected Maturity Date at December 31, 1997 (1)

                               1998          1999          2000          2001
                             ----------    ----------    ----------    ---------
INTEREST-SENSITIVE
ASSETS:
Loans receivable:
  Fixed                   $    81,704   $     66,054   $   57,645    $    43,496
   Average interest rate         7.94%          7.84%        7.68%          7.67%
  Adjustable                  124,099         97,175       86,106         72,655
   Average interest rate         7.84%          7.91%        7.99%          8.08%
Mortgage-backed
securities:
  Fixed                       114,649        114,933       92,444         65,661
    Average interest rate        7.28%          7.26%        7.26%          7.28%
  Adjustable                   48,446         30,692       21,056         14,950
    Average interest rate        7.52%          7.34%        7.27%          7.18%
Investment securities:
  Fixed                         3,440          7,072           78          2,060
    Average interest rate        7.44%          6.16%        6.13%          7.31%
  Adjustable                       --             --           --            --
    Average interest rate          --             --           --            --
Interest-bearing deposits      44,165             --           --            --
  Average interest rate          5.25%            --           --            --
Mortgage servicing
assets                            134            109           89            72
                          ------------- -------------  ----------    ----------
Total
interest-sensitive
assets                    $   416,637   $    316,035   $  257,418    $   198,894
                          ===========   ============   ==========    ===========
INTEREST-SENSITIVE
LIABILITIES:
Deposits:
  NOW                     $    21,363   $     13,587   $   11,533    $     9,790
   Average interest rate         0.70%          0.70%        0.70%          0.70%

  Passbook                     38,999         34,575       28,094         22,827
   Average interest rate         1.98%          1.98%        1.98%          1.98%

  Money-market                 19,238         12,150       10,471          9,025
   Average interest rate         2.54%          2.54%        2.54%          2.54%

  Certificates                618,535        148,505       75,394          9,798
   Average interest rate         5.17%          5.75%        6.15%          5.57%

Borrowings:
 FHLB:
  Fixed                      326,013          43,080       15,491          8,058
   Average interest rate        5.75%           5.90%        6.15%          6.62%
  Adjustable                   5,745              --           --             --
   Average interest rate        5.68%             --           --             --

 Other - Adjustable              958              --           --             --
                          -----------     ----------   ----------    -----------

Total interest-sensitive
 liabilities              $ 1,030,851     $  251,897   $  140,983    $    59,498
                          ===========     ==========   ==========    ===========


                                                          Total          Fair
                              2002        There-after    Balance         Value
                           ----------     -----------   ---------     ---------
INTEREST-SENSITIVE
ASSETS:
Loans receivable:
  Fixed                   $  34,200     $   161,292   $   444,391      $ 443,627
    Average interest rate      7.68%           7.32%         7.62%
  Adjustable                 50,220         257,017       687,272        689,135
    Average interest rate      8.26%           8.43%         8.14%

Mortgage-backed
securities:
  Fixed                      45,653         106,707       540,047        542,555
    Average interest rate      7.32%           7.28%         7.28%
  Adjustable                 10,934         137,508       263,586        268,224
    Average interest rate      7.07%           6.87%         7.10%

 Investment securities:
  Fixed                         496          20,708        33,854         34,168
    Average interest rate      6.31%           5.94%         6.23%
  Adjustable                     --          14,521        14,521         13,883
    Average interest rate        --            5.77%         5.77%

Interest-bearing deposits        --              --        44,165         44,165
  Average interest rate          --              --          5.25%

Mortgage servicing assets        58             125           587            591
                           ---------     -----------   -----------    ----------
Total
interest-sensitive assets $ 141,561     $   697,878   $ 2,028,423    $ 2,036,348
                          =========     ===========   ===========    ===========
INTEREST-SENSITIVE
LIABILITIES:
Deposits
  NOW                     $   8,310     $    46,672    $  111,255    $   111,255
   Average interest rate       0.70%           0.70%         0.70%

  Passbook                   18,548          80,398       223,441        223,441
   Average interest rate       1.98%           1.98%         1.98%

  Money-market                7,778          48,532       107,194        107,194
   Average interest rate       2.54%           2.54%         2.54%

  Certificates               10,205             293       862,730        863,984
   Average interest rate       5.84%           6.78%         5.37%


Borrowings:
 FHLB:
  Fixed                       3,761           5,163       401,566        402,014
   Average interest rate       6.63%           6.60%         5.81%
  Adjustable                     --          80,000        85,745         85,774
   Average interest rate         --            6.03%         6.01%

 Other - Adjustable          75,150              --        76,108         76,994
   Average interest rate       6.40%             --          6.02%

Total interest-sensitive  ----------      ---------     ---------    -----------
    liabilities           $ 123,752       $ 261,058   $ 1,868,039    $ 1,870,656
                          ==========      =========     =========    ===========



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on market consensus. For deposit liabilities, in accordance with standard industry practice and the Bank's own historical experience, "decay factors", used to estimate deposit runoff, have been applied. The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank's historical experience. Adjustable rates for the time periods indicated are the current interest rates for the respective assets and liabilities as of December 31, 1997, no estimates reflecting future repricing have been incorporated.

Certain items have been excluded from the tabular presentation above including loan commitments, unadvanced amounts on construction loans, unused lines of credit on home equity loans and commercial loans and certain interest rate cap and collar contracts the Company is a party to.

NON-PERFORMING ASSETS - At December 31, 1997, the Company had total non-performing assets of $8.2 million, or .38% of total assets, including $5.4 million in non-performing loans and $2.7 million in real estate owned. The allowance for loan losses totaled $9.7 million, or 180% of total non-performing loans, at December 31, 1997. Information regarding non-performing assets and other asset quality data for December 31, 1997 and September 30, 1997 is as follows (dollars in thousands):

                                                                    December 31,               September 30,
                                                                        1997                        1997
                                                               -----------------------     -----------------------

Non-performing loans                                           $          5,419            $          4,478
Real estate owned, net                                                    2,745                       3,754
                                                                    ------------------          ------------------
  Non-performing assets                                        $          8,164            $          8,232
                                                                    ==================          ==================

Impaired loans:
  Non-performing (1)                                           $            489            $            433
  Performing                                                              2,980                       2,917
                                                                    ==================          ==================

Allowance for loan losses                                      $          9,745            $          9,765
                                                                    ==================          ==================


Non-performing assets to total assets                                      0.38%                       0.39%
Non-performing loans to gross loans receivable                             0.48%                       0.39%
Allowance for loan losses to non-performing
  loans                                                                  179.83%                     218.07%
Allowance for loan losses to gross loans
  receivable                                                               0.86%                       0.86%

(1) Non-performing impaired loans are included in total non-performing loans.

The Company's non-performing assets are predominately residential in nature. Assets secured by residential property account for approximately 84% of the non-performing assets at December 31, 1997. All non-performing assets and impaired loans are reviewed quarterly as part of the internal review process.

Non-performing loans increased $941,000 million from $4.5 million at September 30, 1997 to $5.4 million at December 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The following table represents a breakdown of non-performing assets as of December 31, 1997 (dollars in thousands):

                                                                                        Total
                                             Non-performing      Real estate        non-performing
                                                 loans            owned, net            assets         % of Total
                                             ---------------    ---------------     ---------------    -----------
Mortgage loans:
  One to four family residential        $          3,921              1,804               5,725            70.1
  Multi-family residential                            --                 --                  --            --
  Land                                                --                 61                  61             0.7
  Commercial                                         317                880               1,197            14.7

Non-mortgage loans:
  Commercial                                         123                 --                 123             1.5
  Consumer                                            --                 --                  --            --
  Home Equity                                      1,058                 --               1,058            13.0
                                             ---------------    ---------------     ---------------    -----------
    Total                               $          5,419              2,745               8,164           100%
                                             ===============    ===============     ===============    ===========

The allowance for loan losses decreased to $9.7 million at December 31, 1997 from $9.8 million at September 30, 1997. The loan loss provision was $300,000 for the three months ended December 31, 1997, a decrease of $425,000 from the provision for loan losses a year earlier. The decrease in the loan loss provision is a reflection of the improved level of asset quality at December 31, 1997 when compared to the three months ended December 31, 1996.

At December 31, 1997, the Bank's ratio of allowance for loan losses to non-performing loans decreased to 180% from 218% at September 30, 1997 and the ratio of non-performing assets to total assets declined to 0.38% at December 31, 1997 from 0.39% as of September 30, 1997. The decrease in the ratio of allowance for loan losses to non-performing loans is the result of a 21% increase in non-performing loans while the allowance remained essentially unchanged.

The quarterly analysis prepared by management to determine the adequacy of the allowance for the loan losses incorporates delinquency information, classified loan detail and other factors on a loan by loan basis and indicates, as of December 31, 1997, that the allowance for loan losses is adequate to cover the risk of loss in the loan portfolio.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended December 31, 1997 and 1996.

GENERAL

Net income for the quarter ended December 31, 1997 was $4.9 million, a $1.3 million, or 36.8%, increase from the net income reported for the three months ended December 31, 1996 of $3.6 million. Diluted net income per share grew to $0.74 for the three months ended December 31, 1997 from $0.56 per share in the comparable prior year period.

The increase in net income is primarily the result of a $1.9 million increase in net interest income from $13.9 million during the quarter ended December 31, 1996 to $15.7 million for the three months ended December 31, 1997. A $417,000 increase in non-interest income from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 contributed to the improvement in net income, but was offset by a $755,000 increase in non-interest expense during the comparable periods.

NET INTEREST INCOME

Net interest income was $15.7 million for the quarter ended December 31, 1997, an increase of $1.9 million, or 13.5%, from net interest income of $13.9 million for the three months ended December 31, 1996. Interest income increased $5.8 million to $37.0 million for the three months ended December 31, 1997 compared to $31.2 million for the quarter ended December 31, 1996. Interest expense was $21.3 million during the three months ended December 31, 1997 compared to $17.3 million for the same period in 1996.

The principal reason for the increases in interest income, interest expense and net interest income was significant growth in the average balance of both interest-earning assets and interest-bearing liabilities. Interest-earning assets increased $333 million, or 19.8%, to $2.0 billion for the three months ended December 31, 1997 while interest-bearing liabilities grew to $1.8 billion for the three months ended December 31, 1997, an increase of $265 million from the $1.6 billion during the quarter ended December 31, 1996.

The increase in the average balance of interest-earning assets was offset by a decline in the average yield on interest-earning assets to 7.35% for the quarter ended December 31, 1997 from 7.41% in the comparable 1996 period. This decline in yield was the result of the majority of the growth in earning assets being represented by mortgage-backed securities which have a lower yield than the loan portfolio.

An increase of 23 basis points in the cost of interest-bearing liabilities to 4.61% for the quarter ended December 31, 1997 contributed to the increase in interest expense. The increase in the cost of interest -bearing liabilities was driven by growth of $284 million in the average balance of borrowed funds, which represent a higher cost than deposits.

Interest rate spread and margin declined to 2.74% and 3.12% from 3.03% and 3.30% for the three months ended December 31, 1997 and 1996, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

PROVISION FOR LOAN LOSSES

The Company decreased the provision for loan losses by $425,000, or 58.6%, to $300,000 for the three months ended December 31, 1997 from $725,000 for the three months ended December 31, 1996. The decrease is due to an improved level of asset quality that existed as of and during the quarter ended December 31, 1997 when compared to the similar date and period for 1996. The amount of non-performing loans has declined significantly from $14.8 million at December 31, 1996 to $5.4 million at December 31, 1997 principally due to the sale of troubled loans in June 1997.

NON-INTEREST INCOME

Non-interest income increased $417,000 to $1.9 million for the quarter ended December 31, 1997 compared to $1.5 million for the quarter ended December 31, 1996. The 27.3% increase is primarily the result of growth in checking account and customer service fees during the three months ended December 31, 1997 when compared to the December 31, 1996 quarter, particularly checking account service fees.

NON-INTEREST EXPENSE

Non-interest expense was $9.3 million for the three months ended December 31, 1997 compared to $8.6 million for the three months ended December 31, 1996, an increase of $755,000, or 8.8%. The principal component of the increase in non-interest expense was the cost of the preferred securities, issued on April 1, 1997, of $1.3 million for the quarter ended December 31, 1997. Increases in office occupancy of $101,000, due to higher costs related to furniture, fixtures and equipment maintenance and marketing expenses of $103,000 when comparing the December 1997 and December 1996 quarters also contributed to the overall increase in non-interest expense.

Compensation related expenses totaled $3.2 million for the quarter ended December 31, 1997, a decrease of $398,000 from the $3.6 million recorded during the three months ended December 31,1996. The decrease is the result of the complete integration of MidConn Bank and the resultant reduction in staffing. Declines of $103,000 in Federal deposit insurance premiums and $199,000 in other expenses between the December 1997 and 1996 quarters also helped in offsetting the overall increase in non-interest expense.

INCOME TAXES

Income taxes increased to $3.1 million for the quarter ended December 31, 1997 from $2.5 million for the three months ended December 31, 1996. The $635,000 increase is primarily attributable to an increase in pre-tax income but is partially offset by a decrease in the effective tax rate to 39.0% for the three months ended December 31, 1997 from 41.1% for the three months ended December 31, 1996. The decrease in the effective rate is due to a larger investment in securities during the quarter ended December 31, 1997 that qualify for favorable tax treatment, particularly tax exempt municipal bonds, when compared to the quarter ended December 31, 1996.
                                       17

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

Item 1 - Legal Proceedings
         Not applicable

Item 2 - Changes in Securities
         Not applicable

Item 3 - Defaults upon Senior Securities
         Not applicable

Item 4 - Submission of Matter to a Vote of Securities Holders
         Not applicable

Item 5 - Other Information
         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

On November 6, 1997, the Company filed a report on Form 8-K which reported under
Item 5 - Other Events, an announcement that the Company has suspended its Dividend Reinvestment and Stock Purchase Plan pending consummation of the Company's proposed merger with Webster Financial Corporation announced on October 27, 1997. The suspension was required under the terms of the pending merger.

On November 7, 1997, the Company filed a report on Form 8-K which reported under
Item 5 - Other Events, an announcement that the Company has entered into an Agreement and Plan of Merger with Webster Financial Corporation. In accordance with the terms of the Agreement and Plan of Merger, each share of the Company common stock will be converted into the right to receive .84 shares of Webster Financial Corporation common stock.

On December 29, 1997, the Company filed a report on Form 8-K which reported under Item 5 - Other Events, an announcement that the Company had adjusted its earnings upward for the last quarter of its 1997 fiscal year which ended on September 30, 1997. Earnings for the three months ended September 30, 1997 were adjusted to $4.5 million, or $0.68 per share, compared to previously reported net income of $4.3 million, or $0.65 per share. Net income for the twelve months ended September 30, 1997 was $7.3 million, or $1.12 per share, versus previously reported net income of $7.1 million, or $1.08 per share.

On December 31, 1997, the Company filed a report on Form 8-K which reported under Item 5 - Other Events, an announcement that the Company would be delaying its annual shareholders meeting for fiscal 1997 that would normally be held in January 1998 pending the completion of a special shareholders meeting required to vote on the acquisition of the Company by Webster Financial Corporation.

                     EAGLE FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EAGLE FINANCIAL CORP.


Date:  February 17, 1998                 By: /s/ Mark J. Blum
                                        ----------------------------------------
                                         Mark J. Blum
                                         Vice President, Chief Financial Officer



Date:  February 17, 1998                 By: /s/ Barbara S. Mills
                                        ----------------------------------------
                                         Barbara S. Mills
                                         Vice President, Treasurer

                                  EXHIBIT INDEX

                                                                    Sequentially
   Exhibit No.                              Exhibit                Numbered Page
   -----------                              -------                -------------


       27       Financial Data Schedule